Form 10-Q
period 1996-06-30
OPEN MARKET INC
filed 1996-08-13
CIK 926019

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ---------
                                   FORM 10-Q
                                   ---------
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    --------

                        Commission File Number 0-28436


                               OPEN MARKET, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                  04-3214536
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)



                                245 First Street
                        Cambridge, Massachusetts  02142
              (Address of principal executive offices)  (Zip Code)

                                 (617) 621-9500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]



As of July 31, 1996, there were 28,162,994 shares of the Registrant's Common Stock outstanding.

===============================================================================

                               OPEN MARKET, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 1996 and
     December 31, 1995.                                                       3

     Condensed Consolidated Statements of Operations for the three
     months and six months ended June 30, 1996 and 1995.                      4

     Condensed Consolidated Statements of Cash Flows for the six
     months ended June 30, 1996 and 1995.                                     5

     Notes to Condensed Consolidated Financial Statements                     6

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9

PART II - OTHER INFORMATION                                                  13

SIGNATURES                                                                   14

EXHIBIT INDEX                                                                15

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
                               OPEN MARKET, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)


                                          June 30,   December 31,
                                            1996         1995
                                        -------------------------
ASSETS
Current assets:
   Cash and cash equivalents             $   81,786  $     3,712
   Marketable securities                      7,905            -
   Accounts receivable, net of
      allowance for doubtful accounts
      of $110 and $25, respectively           1,466        1,227
   Loan to founder                            1,500            -
   Prepaid expenses and other current
      assets                                  1,323          548
                                        ------------ ------------
       Total current assets                  93,980        5,487
                                        ------------ ------------

Property and equipment, at cost:              4,658        3,202
   Less: Accumulated depreciation and
      amortization                            1,614          845
                                        ------------ ------------
                                              3,044        2,357

Other assets                                    145          103
                                        ------------ ------------
                                         $   97,169   $    7,947
                                        ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)
Current liabilities:
   Accounts payable                      $    1,801   $    1,373
   Accrued expenses                           4,448        2,657
   Deferred revenues                          5,952        6,901
   Current maturities of long-term
      obligations                                35          339
                                        ------------ ------------
       Total current liabilities             12,236       11,270
                                        ------------ ------------

Long-term obligations, net of current
 maturities                                     128          659

Commitments

Redeemable convertible preferred stock            -       11,205

Stockholders' equity (deficit):
   Preferred stock, $.10 par value -
     Authorized - 2,000,000 shares;
     Issued - none.                               -            -
  Common stock, $.001 par value -
     Authorized - 100,000,000 shares
     Issued and outstanding - 28,141,379
     shares and 9,390,312 shares at
     June 30, 1996 and December 31, 1995,
     respectively                                28            9
  Additional paid-in capital                114,431           32
  Accumulated deficit                       (29,654)     (15,228)
                                        ------------ ------------
   Total stockholders' equity (deficit)      84,805      (15,187)
                                        ------------ ------------
                                         $   97,169   $    7,947
                                        ============ ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               OPEN MARKET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                              Three Months Ended      Six Months Ended
                                                   June 30,               June 30,
                                           ----------------------------------------------
                                                1996       1995       1996       1995
                                           ------------- ---------- ---------- ----------
REVENUES:
    Product revenues                        $     3,002   $      -   $  5,250   $     -
    Service revenues                              1,706        173      2,133        261
                                           ------------- ---------- ---------- ----------
           Total revenues                         4,708        173      7,383        261
                                           ------------- ---------- ---------- ----------

COST OF REVENUES:
    Product revenues                                132          -        269          -
    Service revenues                              1,160        121      1,457        179
                                           ------------- ---------- ---------- ----------
           Total cost of revenues                 1,292        121      1,726        179
                                           ------------- ---------- ---------- ----------
                                           ------------- ---------- ---------- ----------
           Gross profit                           3,416         52      5,657         82
                                           ------------- ---------- ---------- ----------

OPERATING EXPENSES:
    Selling and marketing                         5,162        739      9,281      1,056
    Research and development                      3,927      1,430      7,628      1,952
    General and administrative                    1,512        473      2,981        668
                                           ------------- ---------- ---------- ----------
           Total operating expenses              10,601      2,642     19,890      3,676
                                           ------------- ---------- ---------- ----------
                                           ------------- ---------- ---------- ----------
           Loss from operations                  (7,185)    (2,590)   (14,233)    (3,594)
                                           ------------- ---------- ---------- ----------

INTEREST INCOME                                     571         77        771         78
INTEREST EXPENSE                                    (45)       (27)       (64)       (36)
                                           ------------- ---------- ---------- ----------
NET LOSS                                    $    (6,659)  $ (2,540)  $(13,526)  $ (3,552)
                                           ============= ========== ========== ==========
PRO FORMA NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE (Note 2)          $     (0.24)  $  (0.10)  $  (0.50)  $  (0.13)
                                           ============= ========== ========== ==========
PRO FORMA WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING (Note 2)                    27,274     26,330     26,877     26,361
                                           ============= ========== ========== ==========





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               OPEN MARKET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                             Six Months Ended
                                                 June 30,
                                        --------------------------
                                             1996         1995
                                         -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $ (13,526)     $ (3,552)
  Adjustments to reconcile net loss to
      net cash used in operating
      activities:
    Depreciation and amortization               769           209
    Changes in assets and liabilities-
        Accounts receivable                    (239)          (32)
        Prepaid expenses and other
           current assets                      (775)         (257)
        Accounts payable                        428            93
        Accrued expenses                      1,791           614
        Deferred revenues                      (949)          492
                                         -----------  ------------
          Net cash used in
             operating activities           (12,501)       (2,433)
                                         -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment        (1,456)       (1,239)
  Issuance of loan to founder                (1,500)            -
  Purchases of marketable
    securities, net                          (7,905)            -
  Increase in other assets                      (42)          (26)
                                         -----------  ------------
          Net cash used in
             investing activities           (10,903)       (1,265)
                                         -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term obligations           650           850
  Payments on long-term obligations          (1,485)          (23)
  Proceeds from issuance of redeemable
    convertible preferred stock, net
    of issuance costs                        26,050         7,263
  Proceeds from initial public
    offering, net of issuance costs          76,127             -
  Proceeds from issuance of common
    stock, net of repurchases                   136             -
  Proceeds from bridge financing                  -         1,050
                                         -----------  ------------
          Net cash provided by
             financing activities           101,478         9,140
                                         -----------  ------------

  Net increase in cash and cash
    equivalents                              78,074         5,442

  Cash and cash equivalents,
    beginning of period                       3,712           636
                                         -----------  ------------
  Cash and cash equivalents, end of
    period                                $  81,786      $  6,078
                                         ===========  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid during the period         $      64      $     36
                                         ===========  ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITIES:
  Conversion of redeemable convertible
    preferred stock into common stock     $  38,155      $      -
                                         ===========  ============
  Conversion of bridge financing into
    redeemable convertible preferred
    stock                                 $       -      $  1,050
                                         ===========  ============




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               OPEN MARKET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

    The condensed consolidated financial statements of Open Market, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's prospectus within the Form S-1 filed with the Securities and Exchange Commission on May 22, 1996.

    The condensed consolidated financial statements and notes herein are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries.

    The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.


2.  Summary of Significant Accounting Policies

    The accompanying condensed consolidated financial statements reflect the application of certain accounting policies described in this and other notes to these condensed consolidated financial statements.

    (a) Principles of Consolidation

        The accompanying condensed consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

    (b) Cash, Cash Equivalents and Marketable Securities

        The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities of less than three months at the time of acquisition. Marketable securities consist of investment grade commercial paper and corporate bonds with maturities at the time of acquisition of greater than three months but less than one year. The average maturity of the Company's marketable securities is approximately four months.

    (c) Pro Forma Net Loss per Common and Common Equivalent Share

        For the three and six month periods ended June 30, 1996 and 1995, pro forma net loss per common and common equivalent share is computed by dividing the net loss by the pro forma weighted average number of common and common equivalent shares outstanding during the period, which consists of
    (i) the weighted average number of common shares outstanding, (ii) the weighted average number of shares of common stock issuable upon conversion of all shares of Series A, B and C redeemable convertible preferred stock and (iii) for periods prior to the initial public offering, stock options granted after March 31, 1995 and prior to the initial public offering as required by the Securities and Exchange Commission using the treasury stock method. Other common stock equivalents have not been included, as the effect would be antidilutive. Historical net loss per share data has not been presented, as such information is not considered to be relevant or meaningful.


3.  Stockholders' Equity and Redeemable Convertible Preferred Stock

    (a) Initial Public Offering

        In May 1996, the Company completed an initial public offering of 4,600,000 shares of its common stock at $18.00 per share. The Company received net proceeds of approximately $76,127,000, after deducting the underwriters' discount and offering costs. Upon the closing of the initial public offering, all shares of the Company's Series A, B and C redeemable convertible preferred stock automatically converted into 13,437,025 shares of the Company's common stock.

    (b) Series C Redeemable Convertible Preferred Stock

        In January 1996, the Company received net proceeds of approximately $26,050,000 from the sale of 2,695,000 shares of its Series C Redeemable Convertible Preferred Stock, after deducting the underwriter's discount and offering costs. As discussed above, these shares were converted into common stock on a one-for-one basis upon the closing of the Company's initial public offering.

    (c) 1994 Stock Incentive Plan

        The 1994 Stock Incentive Plan (the 1994 Plan) allows for the issuance of up to 13,001,000 shares of the Company's common stock through the grant of incentive stock options, nonqualified stock options or the issuance of restricted common stock to employees and consultants.

        A summary of stock option activity under the 1994 Plan is as follows:


                                           Number of       Exercise Price
                                             Shares           Per Share
                                          -------------  --------------------
    Outstanding, December 31, 1995..         4,904,290     $ .17  -   $ 1.50
        Granted.........................     1,188,137      4.00  -    35.13
        Exercised.......................      (714,042)      .17  -     1.50
        Terminated......................       (80,392)      .17  -    12.00
                                          --------------  -------------------
    Outstanding, June 30, 1996......         5,297,993     $ .17  -   $35.13
                                          ==============  ===================
    Exercisable, June 30, 1996......         2,076,551     $ .17  -   $10.00
                                          ==============  ===================

    (d) 1996 Employee Stock Purchase Plan

        Effective upon the closing of the Company's initial public offering, the Company adopted the 1996 Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, the Company has reserved 250,000 shares of its common stock for issuance in accordance with the Purchase Plan. Under the terms of the Purchase Plan, employees who meet certain eligibility requirements may purchase shares of the Company's common stock at 85% of the closing price of the common stock on the first or last day of each offering period, whichever is lower. Offering periods are every six months commencing August 1, 1996. Participants may have up to 10% of their qualifying compensation deducted and set aside for purchasing shares in each offering under the Purchase Plan. The Purchase Plan may be terminated by the Board of Directors at any time.

    (e) 1996 Director Option Plan

        Effective upon the closing of the Company's initial public offering, the Company adopted the 1996 Director Option Plan (the Director Plan) under which each new outside director will be granted an option to purchase that number of shares of common stock determined by dividing $100,000 by the option exercise price, at the fair market value, as defined. In addition, commencing with the 1997 Annual Meeting of the Stockholders, each Director who is not a founder or employee of the Company will annually be granted an option to purchase that number of shares of common stock determined by dividing $30,000 by the option exercise price. These options vest quarterly over a four-year period and expire 10 years from the date of grant. The vesting of these options will accelerate upon a change in control, as defined. The Company has reserved 100,000 shares for the Director Plan.


4.  Significant Customers and Related Party Transactions

    The Company recorded revenues of greater than 10% of total revenues from the following customers during the following periods:


                                    Significant            Percentage of
                                    -----------            -------------
                                     Customers           Customer Revenues
                                    -----------          -----------------
                                                   A    B    C    D    E    F    G
                                                  ---  ---  ---  ---  ---  ---  ---
Three months ended June 30, 1996......   2        24%  22%   -    -    -    -    -

Three months ended June 30, 1995......   3         -    -    -   46%  34%  16%   -

Six months ended June 30, 1996........   3        16%  14%  34%   -    -    -    -

Six months ended June 30, 1995........   4         -    -    -   31%  32%  10%  27%

    Customer B is a related party through its stock ownership in the Company. The Company has entered into agreements with certain stockholders which provide for product and service revenues. The Company believes that the terms of these transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company recognized revenues from certain stockholders of approximately $1,510,000 and $1,667,000 for the three and six month periods ended June 30, 1996, respectively.

    On February 5, 1996, the Company loaned $1,500,000 to a founder and director of the Company. The loan is non-recourse, secured by a pledge of 375,000 shares of common stock, bears interest at a rate of 5.61% per annum and is due when the founder and director can sell a sufficient number of shares of his common stock to repay the principal and accrued interest on the loan.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------


Results of Operations


 Revenues

    Total revenues were approximately $4,708,000 for the three months ended June 30, 1996, a significant increase from approximately $173,000 for the three months ended June 30, 1995. Total revenues for the six months ended June 30, 1996 were approximately $7,383,000 compared to approximately $261,000 for the six months ended June 30, 1995. Three customers accounted for an aggregate of approximately 64% of total revenues for the six months ended June 30, 1996, two of which accounted for an aggregate of 46% of total revenues for the second quarter of 1996. In the corresponding periods of 1995, four customers accounted for all of the Company's revenues for both the three months and six months ended June 30, 1995. While in any particular quarter a single customer may account for a material portion of revenues, the Company does not expect that it will derive a material portion of its future revenues from a single customer.

    Product revenues were approximately $3,002,000 or 64% of total revenues for the three months ended June 30, 1996 and approximately $5,250,000 or 71% of total revenues for the six months ended June 30, 1996. During the second quarter of 1996, the Company began commercial shipment of OM-Transact/TM/, its flagship product for Internet commerce, OM-SecureLink/TM/, a commerce enabling technology, and OM-Axcess/TM/, a product that manages access control. The Company began recognizing revenues from these products during the second quarter of 1996 and believes that revenues from these products will represent a significant percentage of total product revenues for the year ending December 31, 1996. Product revenues for the six month period ended June 30, 1996 also includes an initial $2 million license fee recognized in the first quarter of 1996 from a reseller for the right to sublicense the Company's Web server products. Although product revenues from its Web server products represent a significant portion of the product revenues for the six months ended June 30, 1996, revenues from these products are not expected to represent a significant percentage of the Company's product revenues in 1997 and beyond. The Company believes that product revenues as a percentage of total revenues will fluctuate on a quarterly basis.

    Service revenues were approximately $1,706,000 or 36% of total revenues for the three months ended June 30, 1996 and approximately $2,133,000 or 29% of total revenues for the six months ended June 30, 1996. Service revenues relate to (i) development, consulting and other services performed for certain customers to assist them in their development of services and products for the Internet and (ii) customer support services, which include postcontract customer support, installation, training and other services related to product sales. The Company expects that total service revenues as a percentage of total revenues will fluctuate on a quarterly basis, due in part to the timing of significant development contracts.

 Cost of Revenues

    Cost of product revenues for the three and six month periods ended June 30, 1996 consisted primarily of the costs to distribute the products, including the cost of media on which they are delivered. If, in the future, the Company incorporates in its products additional technology licensed from third parties, the Company believes that cost of product revenues may increase as a percentage of the related product revenues due to increased costs related to such licensed technology. Cost of service revenues consists primarily of personnel and related costs incurred in providing development, consulting and other services to customers. Cost of service revenues increased to approximately $1,160,000 and $1,457,000 for the three and six month periods ended June 30, 1996, respectively, from approximately $121,000 and $179,000 for the three and six month periods ended June 30, 1995, respectively. The increase is directly attributable to higher service revenues.

    Gross profits may fluctuate based on the mix of distribution channels used by the Company, the mix of products sold, the mix of product revenues versus service revenues and the mix of international versus domestic revenues. The Company expects to realize higher gross profits on direct product sales than on product sales through indirect channels and higher gross profits on product revenues than on services revenues. In addition, gross profits vary by product and are generally higher on international product sales as compared to domestic product sales. Due to its limited operating history, the Company cannot accurately predict the mix of future product and service revenues.

 Operating Expenses

    Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and consultants, as well as the costs associated with marketing programs and literature. These expenses increased to approximately $5,162,000 and $9,281,000 for the three and six month periods ended June 30, 1996 from approximately $739,000 and $1,056,000 for the three and six month periods ended June 30, 1995. The substantial increase in these expenses for these periods was primarily attributable to the expansion of the Company's sales and marketing organization through an increase in the number of sales and marketing personnel and, to a lesser extent, preparation and distribution of new product sales literature and an increase in promotional and advertising expenses. The Company intends to increase selling and marketing expenditures in future periods.

    Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain purchased technology, as well as equipment and facilities costs related to such activities. These expenses increased to approximately $3,927,000 and $7,628,000 for the three and six month periods ended June 30, 1996, respectively, from approximately $1,430,000 and $1,952,000 for the three and six month periods ended June 30, 1995, respectively. The substantial increase in these periods was primarily attributable to the hiring of additional software engineers and consultants to develop and enhance the Company's products as well as increased equipment and facilities-related costs. Qualifying capitalizable software development costs were immaterial in both periods, and accordingly, the Company has charged all such expenses to research and development in the period incurred. The Company believes that significant investments in research and development are required to remain competitive in the software industry. As a result, the Company intends to increase the amounts of its research and development expenditures in the future. Certain research and development expenditures are incurred substantially in advance of the related revenue and in some cases do not generate revenue.

    General and administrative expenses consist primarily of the cost of finance, management and administrative personnel, as well as legal and other professional fees. These expenses increased to approximately $1,512,000 and $2,981,000 for the three and six month periods ended June 30, 1996, respectively, from approximately $473,000 and $668,000 for the three and six month periods ended June 30, 1995, respectively. The substantial increase for these periods was primarily attributable to the hiring of additional management and administrative personnel and to a lesser extent an increase in legal and other professional fees and the expansion of the Company's operations. The Company intends to increase general and administrative expenditures in future periods.

    Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income increased to approximately $571,000 and $771,000 for the three and six month periods ended June 30, 1996, respectively, from approximately $77,000 and $78,000 for the three and six month periods ended June 30, 1995, respectively. The increase is primarily attributable to higher average investments in cash, cash equivalents and marketable securities during the periods, primarily as a result of the closing of the Company's initial public offering in May 1996 and the sale of Series C Redeemable Convertible Preferred Stock in January 1996. Interest expense increased to approximately $45,000 and $64,000 for the three and six month periods ended June 30, 1996, respectively, from approximately $27,000 and $36,000 for the three and six month periods ended June 30, 1995, respectively.. The increase in interest expense is primarily attributable to a higher outstanding balance under the Company's equipment line of credit and term notes payable, which were paid off during the second quarter of 1996, and an obligation under a license agreement.

    The Company has had losses for tax purposes for all periods to date and, accordingly, there has been no provision for income taxes.

    To date, inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources

    At June 30, 1996, the Company had approximately $89,691,000 in cash, cash equivalents and marketable securities. In May 1996, the Company completed an initial public offering of 4,600,000 shares of its common stock for net proceeds of approximately $76,127,000. In January 1996, the Company received net proceeds of approximately $26,050,000 from the sale of 2,695,000 shares of its Series C Redeemable Convertible Preferred Stock.

    The Company had a $1,500,000 capital equipment line of credit that was converted into an $850,000, 36-month term note payable and a $650,000, 33-month term notes payable. Both term notes were paid off during the second quarter of 1996 with the proceeds from the Company's initial public offering.

    The Company's operating activities utilized cash and cash equivalents of approximately $12,501,000 and $2,432,000 for the six month periods ended

June 30, 1996 and 1995, respectively. Deferred revenues, which have provided approximately $5,952,000 of cash for operating activities from inception through June 30, 1996, represent cash received from customers for product and service revenues in advance of revenue recognition by the Company. Deferred revenues will fluctuate based upon the timing of cash receipts relative to the recognition of product and service revenues. There can be no assurance that certain deferred revenues will be recognized as revenues in future periods and that the Company will not be required to refund certain cash payments received from its customers.

    The Company's investing activities used cash and cash equivalents of approximately $10,903,000 and $1,265,000 for the six month periods ended June 30, 1996 and 1995, respectively. The principal uses have been to purchase marketable securities, the purchase of property and equipment and a $1,500,000 loan to a founder of the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

    The Company's financing activities provided cash and cash equivalents of approximately $101,478,000 and $9,140,000 for the six month periods ended June 30, 1996 and 1995, respectively, primarily from the proceeds from the Company's initial public offering and the private sales of equity securities.

    Capital expenditures were approximately $1,456,000 for the six month period ended June 30, 1996. The Company has no material purchase commitments as of June 30, 1996. The Company estimates that capital expenditures in 1996 will be approximately $4,000,000 to $5,000,000.

    At December 31, 1995, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $13,588,000. These losses are available to reduce federal and state taxable income, if any, in future years. These losses are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. The Company believes that it has experienced a change in ownership in excess of 50% and that it may have experienced an additional change in ownership in excess of 50% upon completion of the Company's initial public offering. The Company does not believe that these changes in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards.

    The Company believes that its existing capital resources are adequate to meet its cash requirements for at least the next 12 months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

           None

ITEM 2. Changes in Securities.

           None

ITEM 3. Defaults Upon Senior Securities.

           None

ITEM 4. Submission of Matters to a Vote of Security Holders.

         On April 24, 1996, the stockholders of the Registrant approved by written consent the following:

         (i) to amend and restate the Certificate of Incoporation (the "Restatement") upon the effective date of the initial public offering of Common Stock of the Registrant (the "Effective Date") providing (a) for an increase in the authorized number of shares of Common Stock to 100,000 shares; (b) for the classification of the Board of Directors into three classes; (c) that stockholders may not call special meetings of stockholders and stockholders may not take action by written consent; (d) for certain procedures for the introduction of business at stockholders' meetings; (e) that a vote of the holders of at least seventy-five percent (75%) of the stock of the Registrant is necessary to change the foregoing provisions; (f) that a vote of the holders of at least two-thirds of the stock of the Registrant is necessary to remove directors for cause; (g) that 2,000,000 shares of undesignated preferred stock, $.10 par value per share, be authorized; and (h) for indemnification of officers and directors of the Registrant under certain circumstances.

         (ii) that the By-laws of the Registrant be amended and restated (the "Amended and Restated By-laws") subject to the filing of the Restatement with the Secretary of State of the State of Delaware and effective upon the Effective Date.

         (iii) that, subject to the filing of the Restatement with the Secretary of State of the State of Delaware and effective upon the Effective Date, the number of directors for the current year be fixed at eight (8) and that the current directors of the Registrant be allocated among the newly created classes of directors in accordance with the Restatement and the Amended and Restated By-laws as follows:

               (a) Class I Directors (initial term expires at the Annual Meeting of Stockholders to be held in 1997):

                   Gulrez Arshad, Bruce Judson, Gary B. Eichhorn

               (b) Class II Directors (initial term expires at the Annual
                   Meeting of Stockholders to be held in 1998):

                   Shikhar Ghosh, William S. Kaiser, Eugene F. Quinn

               (c) Class III Directors (initial term expires at the Annual
                   Meeting of Stockholders to be held in 1999):

                   David K. Gifford, Robert J. Tarr, Jr.

        (iv) to approve the Registrant's 1996 Director Option Plan;

        (v)  to approve the Registrant's 1996 Employee Stock Purchase Plan;

        (vi) to approve an amendment to the Registrant's 1994 Stock Incentive Plan to increase the number of shares of Common Stock which may be issued under the Plan from 12,501,000 to 13,001,000 shares.

        The holders of (a) 8,004,699 shares of Common Stock (approximately 83.91% of the shares of Common Stock of the Registrant issued and outstanding),
(b) 1,850,000 shares of Series A Convertible Preferred Stock (100% of the shares of Series A Convertible Preferred Stock issued and outstanding), (c) 1,716,800 shares of Series B Convertible Preferred Stock (approximately 99.2% of the shares of Series B Convertible Preferred Stock issued and outstanding), and (d) 2,240,000 shares of Series C Convertible Preferred Stock (approximately 83.1% of the shares of Series C Convertible Stock issued and outstanding) voted in favor of each of the proposals listed above.

        The holders of (a) 1,534,523 shares of Common Stock, (b) no shares of Series A Convertible Preferred Stock, (c) 13,875 shares of Series B Convertible Preferred Stock, and (d) 455,000 shares of Series C Convertible Preferred Stock abstained.



ITEM 5. Other Information.

           None

ITEM 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

           Exhibit 11    Computation of Earnings Per Share.

           Exhibit 27    Financial Data Schedule

      (b) Reports on Form 8-K

           None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         OPEN MARKET, INC.
                                         (Registrant)



Date: August 13, 1996           By: /s/ Gary B. Eichhorn
                                    -----------------------------
                                    Gary B. Eichhorn,
                                    President & Chief Executive Officer



Date: August 13, 1996           By: /s/ Regina O. Sommer
                                    -----------------------------
                                    Regina O. Sommer,
                                    Chief Financial Officer
                                    (Principal financial and accounting
                                    officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                      Description                        Page
- ----------                       -----------                        ----

   11                  Computation of Earnings Per Share             16

   27                  Financial Data Schedule (EDGAR)               17