Form 10-Q
period 1996-09-30
OPEN MARKET INC
filed 1996-11-13
CIK 926019

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ---------
                                   FORM 10-Q
                                   ---------
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

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

                                 (617) 949-7000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [ ]



As of October 31, 1996, there were 28,283,503 shares of the Registrant's Common Stock outstanding.

================================================================================

                               OPEN MARKET, INC.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

    Consolidated Balance Sheets as of September 30, 1996 and
    December 31, 1995                                                      3

    Consolidated Statements of Operations for the three months
    and nine months ended September 30, 1996 and 1995                      4

    Consolidated Statements of Cash Flows for the nine
    months ended September 30, 1996 and 1995                               5

    Notes to Consolidated Financial Statements                             6

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10


PART II - OTHER INFORMATION                                               15

SIGNATURES                                                                15

EXHIBIT INDEX                                                             16


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               OPEN MARKET, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                            SEPTEMBER 30,    DECEMBER 31,
                                                 1996            1995
                                          ---------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                    $ 49,788       $  3,712
  Marketable securities                          29,512              -
  Accounts receivable, net of
    allowance for doubtful accounts of
    $195 and $25, respectively                    4,841          1,227
  Loan to founder                                 1,500              -
  Deferred charges                                  167            391
  Prepaid expenses and other current
    assets                                        1,326            157
                                          ---------------   -------------
     Total current assets                        87,134          5,487
                                          ---------------   -------------

Property and equipment, at cost:
  Computers and office equipment                  4,221          2,429
  Furniture & fixtures                              395            245
  Leasehold improvements                          1,344            528
                                          ---------------   -------------
  Less: Accumulated depreciation and              5,960          3,202
   amortization                                   2,078            845
                                          ---------------   -------------
                                                  3,882          2,357

Other assets                                        218            103
                                          ---------------   -------------
                                               $ 91,234       $  7,947
                                          ===============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)
Current liabilities:
  Accounts payable                             $  2,259       $  1,373
  Accrued expenses                                5,410          2,657
  Deferred revenues                               4,225          6,901
  Current maturities of long-term
   obligations                                       35            339
                                          ---------------   -------------
          Total current liabilities              11,929         11,270
                                          ---------------   -------------

Long-term obligations, net of current
 maturities                                         128            659

Commitments

Redeemable convertible preferred stock                -         11,205

Stockholders' equity (deficit):
     Preferred stock, $.10 par value -
      Authorized - 2,000,000 shares;
      Issued and outstanding - none                   -              -
     Common stock, $.001 par value -
      Authorized - 100,000,000 shares;
      Issued and outstanding - 28,230,622
      shares and 9,390,312 shares at
      September 30, 1996 and December 31,
      1995, respectively                             28              9
     Additional paid-in capital                 114,673             32
     Accumulated deficit                        (35,524)       (15,228)
                                          ---------------   -------------
      Total stockholders' equity
       (deficit)                                 79,177        (15,187)
                                          ---------------   -------------
                                               $ 91,234       $  7,947
                                          ===============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                        -------------------------------          ---------------------------------
                                           1996                1995                  1996                  1995
                                        ----------          -----------          ------------          -----------
REVENUES:
     Product revenues                      $ 5,250              $    33              $ 10,500              $    33
     Service revenues                        1,456                  506                 3,589                  767
                                        ----------          -----------          ------------          -----------
               Total revenues                6,706                  539                14,089                  800
                                        ----------          -----------          ------------          -----------

COST OF REVENUES:
     Product revenues                          147                    4                   416                    4
     Service revenues                        1,303                  328                 2,760                  507
                                        ----------          -----------          ------------          -----------
               Total cost of revenues        1,450                  332                 3,176                  511
                                        ----------          -----------          ------------          -----------
                                        ----------          -----------          ------------          -----------
               Gross profit                  5,256                  207                10,913                  289
                                        ----------          -----------          ------------          -----------

OPERATING EXPENSES:
     Selling and marketing                   6,347                1,007                15,628                2,063
     Research and development                4,264                1,555                11,892                3,507
     General and administrative              1,638                  611                 4,619                1,279
                                        ----------          -----------          ------------          -----------
               Total operating expenses     12,249                3,173                32,139                6,849
                                        ----------          -----------          ------------          -----------
                                        ----------          -----------          ------------          -----------
               Loss from operations         (6,993)              (2,966)              (21,226)              (6,560)
                                        ----------          -----------          ------------          -----------

OTHER INCOME (EXPENSE):
     Interest income                         1,163                   90                 1,934                  168
     Interest expense                           (8)                 (29)                  (72)                 (65)
     Other expense                              (7)                   -                    (7)                   -
                                        ----------          -----------          ------------          -----------
LOSS BEFORE PROVISION FOR INCOME TAXES      (5,845)              (2,905)              (19,371)              (6,457)
                                        ----------          -----------          ------------          -----------
PROVISION FOR FOREIGN INCOME TAXES              25                    -                    25                    -
                                        ----------          -----------          ------------          -----------
NET LOSS                                   $(5,870)             $(2,905)             $(19,396)             $(6,457)
                                        ==========          ===========          ============          ===========
PRO FORMA NET LOSS PER COMMON AND
   COMMON EQUIVALENT SHARE (NOTE 2)        $ (0.21)             $ (0.11)             $  (0.71)             $ (0.25)
                                        ==========          ===========          ============          ===========
PRO FORMA WEIGHTED AVERAGE
   NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
   (NOTE 2)                                 28,186               26,319                27,313               26,323
                                        ==========          ===========          ============          ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                ------------------------------
                                                    1996               1995
                                                -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $(19,396)            $(6,457)
   Adjustments to reconcile net
      loss to net cash used in
      operating activities:
     Depreciation and amortization                 1,233                 393
     Charge associated with
      the issuance of a stock
      purchase warrant                               211                   -

     Changes in assets and
      liabilities-
       Accounts receivable                        (3,614)               (525)
       Deferred charges                              224                (256)
       Prepaid expenses and other                 (1,169)                (75)
        current assets
       Accounts payable                              886                 249
       Accrued expenses                            2,753                 565
       Deferred revenues                          (2,676)              4,731
                                                -----------       -------------
       Net cash used in operating
        activities                               (21,548)             (1,375)
                                                -----------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and
      equipment                                   (2,758)             (1,714)
   Issuance of loan to founder                    (1,500)                  -
   Purchases of marketable                       (29,512)                  -
      securities, net
   Increase in other assets                         (115)                (27)
                                                -----------       -------------
        Net cash used in investing
         activities                              (33,885)             (1,741)
                                                -----------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term
      obligations                                    650                 850
   Payments on long-term
      obligations                                 (1,485)                (23)
   Proceeds from issuance of
      redeemable convertible
      preferred stock, net of
      issuance costs                              26,050               7,741
   Proceeds from initial public
      offering, net of
      underwriters' discount and
      offering costs                              76,127                   _
   Proceeds from issuance of
      common stock, net of
      repurchases                                    167                   -
   Proceeds from bridge financing                      -               1,050
                                                -----------       -------------
        Net cash provided by financing
         activities                              101,509               9,618
                                                -----------       -------------
  NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                     46,076               6,502

 CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                        3,712                 636
                                                -----------       -------------
 CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                        $ 49,788             $ 7,138
                                                ===========       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Interest paid during the period              $     64             $    65
                                                ===========       =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITIES:
   Conversion of redeemable
      convertible preferred stock
      into common stock                         $ 38,155                   -
                                                ===========       =============

   Conversion of bridge
      financing into redeemable
      convertible preferred stock               $      -             $ 1,050
                                                ===========       =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements of Open Market, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's prospectus within the Form S-1 filed with the Securities and Exchange Commission on May 22, 1996.

    The consolidated financial statements and notes herein are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries.

    The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to these consolidated financial statements.

    (a) Principles of Consolidation

        The accompanying consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

    (b) Cash, Cash Equivalents and Marketable Securities

        The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities of less than three months at the time of acquisition. Marketable securities consist of investment grade commercial paper, corporate notes, certificates of deposit, and obligations of a U.S. governmental agency and certain municipalities with maturities at the time of acquisition of greater than three months but less than one year. The average maturity of the Company's marketable securities is approximately five months.

    (c) Pro Forma Net Loss per Common and Common Equivalent Share

        For the three and nine month periods ended September 30, 1996 and 1995, pro forma net loss per common and common equivalent share is computed by dividing the net loss by the pro forma weighted average number of common and common equivalent shares outstanding during the period, which consists of (i) the weighted average number of common shares outstanding, (ii) the weighted average number of shares of common stock issuable upon conversion of all shares of Series A, B and C redeemable convertible preferred stock and (iii) for periods prior to the initial public offering, stock options granted after March 31, 1995 and prior to the initial public offering as required by the Securities and Exchange Commission using the treasury stock method. Other common stock equivalents have not been included, as the effect would be antidilutive. Historical net loss per share data has not been presented, as such information is not considered to be relevant or meaningful.

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

        A summary of stock option activity under the 1994 Plan is as follows:

                                        Number of         Exercise Price
                                         Shares              Per Share
                                      -------------    --------------------
Outstanding, December 31, 1995...         4,904,290      $ .17  -  $ 1.50
   Granted.......................         1,336,437       4.00  -   35.13
   Exercised.....................          (803,285)       .17  -   10.00
   Terminated....................          (113,598)       .17  -   10.00
                                      -------------    --------------------
Outstanding, September 30, 1996..         5,323,844      $ .17  -   $35.13
                                      =============    ====================
Exercisable, September 30, 1996..         2,194,735      $ .17  -   $12.00
                                      =============    ====================

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

    (f) Common Stock Purchase Warrant

        During September 1996, the Company issued a stock purchase warrant to one of its customers for the purchase of 100,000 shares of the Company's common stock at an exercise price of $25.00 per share. The warrant may be exercised at any time and expires on December 31, 1997. The Company has reserved the number of shares of common stock necessary for issuance under this stock purchase warrant. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company recorded a charge of $211,000 during the third quarter of 1996 as a component of selling and marketing expense, representing the fair market value of the warrant as calculated using the Black-Scholes model.

4.  SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

    The Company recorded revenues of greater than 10% of total revenues from the following customers during the following periods:



                                         SIGNIFICANT          PERCENTAGE OF
                                          CUSTOMERS         CUSTOMER REVENUES
                                         -----------  ---------------------------------
                                                       A    B    C    D    E    F    G
                                                      ---  ---  ---  ---  ---  ---  ---
Three months ended September 30, 1996..      3        29%  15%  14%   -    -    -    -

Three months ended September 30, 1995..      3         -    -    -   60%  14%  11%   -

Nine months ended September 30, 1996...      3        14%  25%  14%   -    -    -    -

Nine months ended September 30, 1995...      4         -    -    -   41%  20%   7%  11%


  Customer C is a related party through its presence on the Company's Board of Directors. The Company has entered into agreements with certain stockholders which provide for product and service revenues. The Company believes that the terms of these transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company recognized revenues from certain stockholders of approximately $1,068,000 and $2,730,000 for the three and nine month periods ended September 30, 1996, respectively.

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

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RESULTS OF OPERATIONS

 REVENUES

  Total revenues were approximately $6,706,000 for the three months ended September 30, 1996, a significant increase from approximately $539,000 for the three months ended September 30, 1995. Total revenues for the nine months ended September 30, 1996 were approximately $14,089,000 compared to approximately $800,000 for the nine months ended September 30, 1995. Three customers accounted for an aggregate of approximately 58% and 53% of total revenues for the three months and nine months ended September 30, 1996, respectively. In the corresponding periods of 1995, three customers accounted for 85% of the Company's revenues for the three months ended September 30, 1995 and three customers accounted for 72% of the Company's revenues for the nine months ended September 30, 1995. While in any particular quarter a single customer may account for a material portion of revenues, the Company does not expect that it will derive a material portion of its future revenues from a single customer.

  Product revenues were approximately $5,250,000 or 78% of total revenues for the three months ended September 30, 1996 and approximately $10,500,000 or 75% of total revenues for the nine months ended September 30, 1996. During the second quarter of 1996, the Company began commercial shipment of OM-Transact/TM/, its flagship product for Internet commerce, OM-SecureLink/TM/, a commerce enabling technology, and OM-Axcess/TM/, a product that manages access control. The Company began recognizing revenues from these products during the second quarter of 1996 and believes that revenues from these products will represent a significant percentage of total product revenues for the year ending December 31, 1996. Product revenues for the nine month period ended September 30, 1996 also includes an initial $2 million license fee recognized in the first quarter of 1996 from a reseller for the right to sublicense the Company's Web server products. Although product revenues from its Web server products represent a significant portion of the product revenues for the nine months ended September 30, 1996, revenues from these products are not expected to represent a significant percentage of the Company's product revenues in 1997 and beyond. Royalty revenues from the Company's reseller arrangements are recognized when earned. The Company believes that product revenues as a percentage of total revenues will fluctuate on a quarterly basis.

  Service revenues were approximately $1,456,000 or 22% of total revenues for the three months ended September 30, 1996 and approximately $3,589,000 or 25% of total revenues for the nine months ended September 30, 1996. Service revenues relate to (i) development, consulting and other services performed for certain customers to assist them in their development of services and products for the Internet and (ii) customer support services, which include postcontract customer support, installation, training and other services related to product sales. The Company expects that total service revenues as a percentage of total revenues will fluctuate on a quarterly basis, due in part to the timing of significant development and consulting contracts.

 COST OF REVENUES

  Cost of product revenues for the three and nine month periods ended September 30, 1996 and 1995 consisted primarily of the costs to distribute the products, including the cost of media on which they are delivered. If, in the future, the Company incorporates in its products additional technology licensed from third parties, the Company believes that cost of product revenues may increase as a percentage of the related product revenues due to increased costs related to such licensed technology. Cost of service revenues consists primarily of personnel and related costs incurred in providing development, consulting and other services to customers. Cost of service revenues increased to approximately $1,303,000 and $2,760,000 for the three and nine month periods ended September 30, 1996, respectively, from approximately $328,000 and $507,000 for the three and nine month periods ended September 30, 1995, respectively. The increase is primarily attributable to costs associated with the higher service revenues and the expansion of the Company's consulting practice.

  Gross profits may fluctuate based on the mix of distribution channels used by the Company, the mix of products sold, the mix of product revenues versus service revenues and the mix of international versus domestic revenues. The Company expects to realize higher gross profits on direct product sales than on product sales through indirect channels and higher gross profits on product revenues than on services revenues. In addition, gross profits vary by product and are generally higher on international product sales as compared to domestic product sales. The decline in the gross profit on service revenues during the third quarter of 1996 was primarily due to the expansion of the Company's consulting practice which was not immediately offset by additional service revenues. The Company expects this trend to continue during the fourth quarter of 1996 and possibly into early 1997 before enough revenues are generated to offset these expenses. Due to its limited operating history, the Company cannot accurately predict the mix of future product and service revenues.

 OPERATING EXPENSES

  Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and consultants, as well as the costs associated with marketing programs, advertising costs and literature. These expenses increased to approximately $6,347,000 and $15,628,000 for the three and nine month periods ended September 30, 1996 from approximately $1,007,000 and $2,063,000 for the three and nine month periods ended September 30, 1995. The substantial increase in these expenses for these periods was primarily attributable to increases in the number of domestic and foreign sales and marketing personnel, sales commissions, promotional and advertising expenses, and, to a lesser extent, the preparation and distribution of new product sales literature. The Company intends to increase selling and marketing expenditures in future periods.

  Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain purchased technology, as well as equipment and facility costs related to such activities. These expenses increased to approximately $4,264,000 and $11,892,000 for the three and nine month periods ended September 30, 1996, respectively, from approximately $1,555,000 and $3,507,000 for the three and nine month periods ended September 30, 1995, respectively. The substantial increase in these periods was primarily attributable to the hiring of additional software engineers and consultants to develop and enhance the Company's products as well as increased equipment and facilities-related costs. Qualifying capitalizable software development costs were immaterial in both periods, and accordingly, the Company has charged all such expenses to research and development in the period incurred. The Company believes that significant investments in research and development are required to remain competitive in the software industry. As a result, the Company intends to increase the amounts of its research and development expenditures in the future. Certain research and development expenditures are incurred substantially in advance of the related revenue and in some cases do not generate revenue.

  General and administrative expenses consist primarily of the cost of finance, management and administrative personnel, as well as legal and other professional fees. These expenses increased to approximately $1,638,000 and $4,619,000 for the three and nine month periods ended September 30, 1996, respectively, from approximately $611,000 and $1,279,000 for the three and nine month periods ended September 30, 1995, respectively. The substantial increase for these periods was primarily attributable to the hiring of additional management and administrative personnel from the expansion of the Company's operations and, to a lesser extent, an increase in legal and other professional fees. The Company intends to increase general and administrative expenditures in future periods.

  Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income increased to approximately $1,163,000 and $1,934,000 for the three and nine month periods ended September 30, 1996, respectively, from approximately $90,000 and $168,000 for the three and nine month periods ended September 30, 1995, respectively. The increase is primarily attributable to higher average investments in cash, cash equivalents and marketable securities during the periods, primarily as a result of the closing of the Company's initial public offering in May 1996 and the sale of Series C Redeemable Convertible Preferred Stock in January 1996. Interest expense was approximately $8,000 and $72,000 for the three and nine month periods ended September 30, 1996, respectively, compared to approximately $29,000 and $65,000 for the three and nine month periods ended September 30, 1995, respectively. Interest expense relates primarily to the Company's equipment line of credit and term notes payable, which were paid off during the second quarter of 1996, and an obligation under a license agreement.

  The Company has recorded a provision for foreign income taxes of $25,000 for the three and nine month periods ended September 30, 1996 relating to estimated taxes due in foreign jurisdictions. The Company has had losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes.

  To date, inflation has not had a significant impact on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1996, the Company had approximately $79,300,000 in cash, cash equivalents and marketable securities. In May 1996, the Company completed an initial public offering of 4,600,000 shares of its common stock for net proceeds of approximately $76,127,000. In January 1996, the Company received net proceeds of approximately $26,050,000 from the sale of 2,695,000 shares of its Series C Redeemable Convertible Preferred Stock.

  The Company had a $1,500,000 capital equipment line of credit that was converted into an $850,000, 36-month term note payable and a $650,000, 33-month term notes payable. Both term notes were paid off during the second quarter of 1996 with the proceeds from the Company's initial public offering.

  The Company's operating activities utilized cash and cash equivalents of approximately $21,548,000 and $1,375,000 for the nine month periods ended September 30, 1996 and 1995, respectively. Deferred revenues, which have provided approximately $4,225,000 of cash for operating activities from inception through September 30, 1996, represent cash received from customers for product and service revenues in advance of revenue recognition by the Company. Deferred revenues will fluctuate based upon the timing of cash receipts relative to the recognition of product and service revenues. There can be no assurance that certain deferred revenues will be recognized as revenues in future periods and that the Company will not be required to refund certain cash payments received from its customers.

  The Company's investing activities used cash and cash equivalents of approximately $33,885,000 and $1,741,000 for the nine month periods ended September 30, 1996 and 1995, respectively. The principal uses for the nine months ended September 30, 1996 were to invest $29,512,000 in marketable securities and to purchase $2,758,000 of property and equipment. The Company also loaned $1,500,000 to a founder of the Company. See Note 4 of Notes to Consolidated Financial Statements.

  The Company's financing activities provided cash and cash equivalents of approximately $101,509,000 and $9,618,000 for the nine month periods ended September 30, 1996 and 1995, respectively, primarily from the proceeds from the Company's initial public offering and the private sales of equity securities.

  Capital expenditures were approximately $2,758,000 for the nine month period ended September 30, 1996. The Company has no material purchase commitments as of September 30, 1996. The Company estimates that capital expenditures for the remainder of 1996 will range from approximately $1,300,000 to $2,200,000.

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

         None


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

                                   OPEN MARKET, INC.
                                     (Registrant)



Date: November 12, 1996    By:   /s/ Gary B. Eichhorn
                                 --------------------
                                 GARY B. EICHHORN,
                                 PRESIDENT & CHIEF EXECUTIVE OFFICER

Date: November 12, 1996    By:   /s/ Regina O. Sommer
                                 --------------------
                                 REGINA O. SOMMER,
                                 CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX
                                ---------------
EXHIBIT NO.                       DESCRIPTION                        PAGE
-----------                     ---------------                      ----

   11            Computation of Earnings Per Share                    17

   27            Financial Data Schedule (EDGAR)                      18