Form 10-K
period 1996-12-31
OPEN MARKET INC
filed 1997-03-31
CIK 926019

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                             -----------------------
                                   FORM 10-K
                             -----------------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                   OR

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

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

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of February 28, 1997, the aggregate market value of the Registrant's voting securities held by non-affiliates of the Registrant was approximately $206,196,000.

The number of outstanding shares of the Registrant's Common Stock, $.001 par value per share, as of February 28, 1997, was 29,530,689.

Documents Incorporated by Reference: Portions of the Registrant's Definitive Proxy Statement to be filed with the Commission on or before April 29, 1997 are incorporated by reference in Part III.

================================================================================

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------
                                    BUSINESS

Open Market, Inc. ("Open Market" or the "Company") develops, markets, licenses and supports high performance software products that allow its customers to engage in business-to-consumer and business-to-business Internet commerce and to deploy Internet-based business applications within an enterprise ("Intranet"). Open Market's innovative technology enables the separation of the management of business transactions from the management of content, thereby allowing companies to securely and centrally manage business transactions using content located on multiple distributed Web servers. The Company's products permit functions such as order taking, authorization, payment processing, security and customer service to be performed centrally by a "back office" transaction management system, allowing businesses to focus on management of the "front office" content at their distributed Web sites. During the first quarter of 1997, the Company completed two significant acquisitions that represent its entry into the "front office" market. These acquisitions were of Waypoint Software Corporation ("Waypoint") and Folio Corporation ("Folio"). Waypoint specializes in the business-to-business industrial catalog segment of the Internet, while Folio is a leading supplier of software for managing business-critical information. With these acquisitions, the Company believes it will be able to provide complete front-to-back Internet commerce solutions for key industry segments primed to take advantage of Internet commerce.


INDUSTRY BACKGROUND

The Company believes that Internet growth will be driven by the emergence of commerce and other interactive business applications of the World Wide Web ("Web"). With the right software, the same general purpose, worldwide network that has been used to display content and to manage communications and electronic mail can also be harnessed to manage business critical information and Internet commerce transactions conducted on the Internet.

Although the advantages of the Internet are compelling, the growth of Internet commerce applications had been limited, primarily because Internet software capable of effectively and securely managing business transactions had not been available. As Internet commerce and other applications of the Web and Web technologies evolve, the Company believes that businesses increasingly will require software solutions that have the following features: central management of shared services; multi-faceted security; controlled and selective access; high performance and scalability; and openness and flexibility.

Prior to the introduction of Open Market's products, Internet commerce applications combined the management of content and the management of "back office" functions, such as credit card processing, customer profiling and legacy applications interfacing, on a single server. This approach had limited the ability of applications to provide robust, highly secure, scalable and flexible systems, thereby inhibiting the growth of Internet commerce on the Internet. For example, for a company that desired to process multiple orders for products whose information is located on multiple servers, transaction management solutions generally required the company to replicate the complete transaction management system on each server.

The Company believes that prior solutions to the problem of controlled access suffered from the same constraints. To offer business applications on the Internet, a company must be able to provide selective and controlled access to the information available on its internal and external Web servers. For example, a company may want each of its business partners to have access to pricing and product information only on specific products. Prior solutions to this problem of controlled access were effective only if the company maintained all of its product and pricing information on a single server, but imposed constraints when information is distributed on multiple servers, as is increasingly the case. In the multiple server scenario, each information server must have its own authentication and access management module. Moreover, whenever the company altered the information, it needed to adjust the authentication and access module on each server.

THE OPEN MARKET SOLUTION

Open Market has developed a comprehensive, integrated set of products and services specifically designed to enable the management of both Internet business transactions and Intranet applications. Open Market's solution combines the advantages of distributed Web servers deployed throughout a company and across the Internet with the ability to centrally manage business transactions and Intranet applications from secure, centrally managed sites.

The Company's technology enables customers to link the content on distributed Web servers to the servers that manage either transactions or access to content. Once the content on the Web servers is linked, common services can be delivered by order and access management systems such as the Company's Transact/TM/ and Axcess/TM/ products. Transact is a "back office" order management system whose functions include order processing, order capture, authorization, payment processing, security and customer service. Axcess is server software designed to support a company's internal Web applications by centrally managing the authentication and authorization of end users seeking access to the system.

SecureLink/TM/ is the Company's enabling technology for linking content to servers. It has been designed to work with standard Web protocols so that it operates with most leading Web servers, including those from the Company, Novell, Netscape and Microsoft, and Web browsers, including those from Netscape, Microsoft and Spyglass, Inc.

To take advantage of centrally provided services through SecureLink, the content on a Web server needs to be SecureLink-enabled; that is, linked to order management and access management servers. Open Market has developed software tools and components as part of SecureLink which allow customers to enable their content. In addition, companies that develop authoring tools and software tools for content management can integrate SecureLink into their products.

Open Market has relationships with leading content tool providers to support SecureLink, including Bluestone, SAQQARA Systems, Inc., iCAT and CADIS. The Company believes that making SecureLink technology broadly available for use with Web servers and content creation tools provides an opportunity to make SecureLink and the Open Market architecture an industry standard for managing business transactions on the Internet.


STRATEGY

The Company's objective is to be a leading supplier of comprehensive, integrated, high performance software products to enable businesses to manage Internet business transactions and Intranet applications. To achieve this objective, the Company is pursuing the following strategies:

  *  Focus on Providing Internet Software for Business
  *  Promote SecureLink as an Industry Standard
  *  Support Open Systems
  *  Provide Enhanced Security
  *  Continue to Develop Technology and Marketing Relationships
  *  Implement Comprehensive Distribution Strategy
  *  Identify Market Opportunities

During 1996, the Company saw strong demand for Internet commerce solutions across a variety of markets, including: retail, financial services, software distribution, entertainment, media, government and others. In particular, the Company has seen early opportunities in the following growing markets: commerce service providers (CSP's), business-to-business catalogs and information commerce.

To enhance Open Market's lead in the key business-to-business catalog market, in February 1997, Open Market acquired Waypoint Software Corporation which specializes in the business-to-business industrial catalog segment of the Internet. Waypoint's software enables rapid development of business-to-business catalogs for the Internet and quick retrieval of complex product information for product specifiers in the manufacturing industry. Waypoint brings to Open

Market cutting-edge technology and expertise which Open Market believes will benefit companies in the computer, Internet, mechanical, and instrumentation fields by providing the user with the power to retrieve manufacturers' product information from online catalogs.

According to industry analyst, Yankee Group, Web-based business-to-business orders are expected to grow from approximately $1 billion in 1996 to nearly
$134 billion by the year 2000. Yankee Group has also sized the market to include approximately 300,000 manufacturers in the U.S. alone, 40,000 of which already have existing print catalogs.

In March 1997, Open Market acquired Folio Corporation, a leading supplier of software for managing business-critical information. This acquisition will result in an Internet-based solution for companies engaged in the $16 billion "Information Commerce" market. The potential benefits of this acquisition extend throughout Open Market's existing customer base. Commerce service providers who are using Open Market software to deliver Internet commerce transaction services, can add new value to merchants selling information-based products. For business-to-business industrial catalogers, the Open Market/Folio combination will provide a fast route to digital transactions.

In 1996, a number of major financial institutions, telecommunications companies and information service providers began using Open Market's software to build Internet commerce infrastructure - one that enables them to offer commerce services to their business customers.

PRODUCTS

As of December 31, 1996, Open Market has developed the following comprehensive, integrated family of software products that are the core building blocks of its Internet solution:

  Transact
  Axcess
  Secure WebServer
  WebReporter

As a result of Open Market's acquisitions of Folio and Waypoint, the Company expects to introduce integrated products to address the requirements of the business-to-business industrial catalog and information commerce markets. The Company expects that these products will also enhance the CSP's Internet commerce offerings.

TRANSACT

Transact is a "back office" order management system which provides order processing, authorization, payment processing, security and customer service functionality. It is based on an innovative distributed architecture that separates content from shared services (i.e., "front office" activities from "back office" operations). Transact, as a centrally managed system, can be securely linked to multiple content servers using the Company's SecureLink technology.

Like all Open Market software products, Transact is a completely open, flexible system which works with all popular browsers, content servers including Netscape and Microsoft, and will support security and payment protocols and methods, such as CyberCash and SET. It works in conjunction with Web site content generation and catalog development tools from Open Market and its software partners, such as CADIS, SAQQARA, and Bluestone, to provide an integrated solution that supports dynamic cataloging, one-to-one marketing, and customer-specific pricing. Transact integrates software from business-to-business back-office partners, such as Premenos for EDI support.

Transact gives companies the ability to offer innovative services to their business and consumer customers. Service providers can move beyond providing commodity services, such as access and hosting, and begin to offer higher value services, such as Internet-based transaction processing, automated sales tax and shipping charge calculations, and record-keeping.

Transact is used as the order management infrastructure for secure
Internet commerce. Companies can combine Transact's transaction capabilities with front-office content to successfully run their business on the Internet. Transact also enables businesses to build an Internet marketplace or mall environment, offering these value-added services to numerous merchants. Transact manages business-to-business as well as business-to-consumer transactions, allowing firms to construct a high-performance scalable platform that meets the demands of high-volume Internet commerce.

  BASIC TRANSACT FEATURES INCLUDE:

  * SECURITY: Secure environment supporting industry standard security protocols and keyed message authentication codes to ensure message integrity
  *  AUTHENTICATION: Access control for registered customers
  * RECORD-KEEPING: Online, real-time transaction records for merchants; order reports and transaction activity audit trail
  * ORDER MANAGEMENT: Securely accepts orders using standard Web technologies. Account-based or one-time purchase model; Shopping carts for cross-merchant order aggregation
  * CUSTOMER SERVICE: Online account statements and customer service; online order status for hard goods
  * TRANSACTION PROCESSING: Secure transaction and payment processing, automatically calculates shipping charges
  * FLEXIBLE PAYMENT MODEL: Merchants may offer products and services that can be paid in installments, by subscription, or through a one-time charge

  OPTIONAL MODULES:

  *  SALES TAX SERVER: Sales tax for US and Canada automatically computed
  *  FAX SERVER: Hard good order reports faxed to merchants


  NEW FEATURES IN TRANSACT 2.3 INCLUDE:

  *  EXISTING SYSTEM INTEGRATION
     - Fulfillment API links to order and entry fulfillment systems, EDI, and enterprise resource planning systems
  *  ONE-TO-ONE MARKETING SUPPORT
     -  User Profile API supports customized content
     -  Customer Database API supports customer specific pricing
  *  SUPPORT FOR MULTIPLE PAYMENT OPTIONS
     - Allows users within an account-based environment to submit purchase orders
  *  INTERNATIONALIZATION
     - Support for international use including payment methods, currencies, business rules, and multiple languages
  *  NEW UNIX PLATFORMS
     -  Announced support for HP and SGI in addition to Sun and Stratus

Transact has been widely adopted by major telecommunications and financial service providers as the basis of their Internet commerce services, and powers many of the world's largest commerce Web sites as well. Now, with version 2.3, Transact will also benefit business-to-business manufacturers and distributors of such items as Internet components, computers, office supplies, and industrial supplies. These types of companies and others can use Transact 2.3 to move from basic online cataloging toward a complete end-to-end Internet commerce solution.

AXCESS

By centrally managing the authentication and authorization of end users, Axcess facilitates the management of Web-based information and access to proprietary corporate data distributed across an Intranet. Axcess provides digital "access tickets" to each user for access to the content on each Web server that the user is authorized to see. Together with SecureLink, Axcess supports most leading Web servers, including those from the Company, Novell, Netscape and Microsoft, provides comprehensive tracking of user requests and supplies detailed management reports. In addition, Axcess enables software developers and systems integrators to integrate Web-based applications with existing systems through an application programming interface (API).

Using Axcess with other Open Market products, a company can expand the applications that it can deploy on an Internet from simple publishing applications, where everyone has access to all of the information on the Web servers, to interactive business applications where access to information is controlled and selective. For example, the personnel department, in addition to publishing benefits data, can furnish employees with access to their individual pension plan data while preventing other employees from accessing that data.

Axcess can be used for applications such as document management, development of personalized content and centralized management of distributed multi-vendor content. Companies currently using Axcess include Digital Equipment Corporation, The Vanguard Group, Inc., Hewlett-Packard, Bloomberg Financial Markets, Rogers Communications, Mitsubishi and Komatsu.


SECURE WEBSERVER AND WEBREPORTER

Open Market has developed a reliable, high performance and secure Web server. The Open Market Secure WebServer is scalable and multi-threaded and is designed to handle a large number of connections simultaneously. The server supports S-HTTP, SSL and PCT security protocols. The server also offers access control, logging and reporting capabilities and provides a foundation for integrated, distributed solutions.

The Open Market WebReporter enables businesses to generate customized end-user access and browsing pattern reports. It is included with the Open Market Secure WebServer and is compatible with other leading Web servers, such as those supplied by Netscape.

These products serve as the foundation for Open Market's application solutions such as Transact and Axcess.


RESEARCH AND DEVELOPMENT

To keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its customers, the Company intends to expand its existing product offerings and introduce new application products for the Internet-based Internet commerce and enterprise markets. The Company's customers and resellers provide significant product feedback that is channeled into product development and innovation. While the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through acquisitions. In addition, the Company has relied and will continue to rely on external relationships and development resources for development of certain of its products and components thereof. Some of the Company's current technology partners include Bluestone, TAXWARE International, Premenos Corp. and RSA Data Security, Inc.

As of December 31, 1996 the Company had 131 employees and independent contractors devoted to research and development and expects to add to that number during 1997. The Company's research and development expenses amounted to approximately $16,393,000, $6,717,000, and $840,000 for the years ended December 31, 1996 and 1995 and the period from inception to December 31, 1994, respectively.


CUSTOMER SERVICES AND SUPPORT

Open Market believes that offering a comprehensive suite of services is a critical component to the ultimate success of its customers in the Internet
Commerce market.   In support of this philosophy, the Company has made
significant investments in service program development and worldwide delivery capabilities.

Open Market offers the following services to its customers:

*    Implementation Management Services
*    Maintenance & Support Services
*    Education Services
*    Consulting Services

As of December 31, 1996, Open Market operated service centers in both the U.S. and Europe. These service centers work in coordination to provide Technical Support, Education, Consulting and Implementation services on a worldwide basis. The U.S. Service Center, located in the Boston area, operates from 8:00 a.m. to 8:00 p.m. Eastern time. The International Service Center, located in Hoofddorp, The Netherlands, was officially opened in December, 1996 in response to the Company's growing international business. It operates from 8:00 a.m. to 6:00 p.m. CET. Collectively, they provide the global coverage that Open Market customers and service partners require to run and support mission-critical applications. In addition, as a result of the acquisition of Folio, the Company operates a facility in Provo, Utah.

IMPLEMENTATION MANAGEMENT SERVICES

Implementation Services for Transact customers are bundled with each sale of the product. These services are delivered from the regional service centers. The service includes project management, site planning, system planning and the actual on-site installation. This service is designed to ensure customer success in their implementation of Transact.


MAINTENANCE & SUPPORT SERVICES

Open Market customers have a choice in the level of support they purchase for their Open Market products. Basic Support includes technical support with problem reporting via phone, email, fax or the Web. This service is available from Monday through Friday from 8:00 AM to 8:00 PM local Service Center time. It also includes product updates and upgrades, discounts on education and a subscription to a quarterly newsletter. Premium Support includes Basic Support plus 7 day by 24 hour technical support.

EDUCATION SERVICES

Open Market understands that training is essential for customers who are responsible for the management and operation of Open Market's Internet Commerce products. Open Market's Educational Services provide a flexible way to ensure that its customers get the training they need to achieve maximum success.

Open Market offers training options for all current products. Classes are held regularly at the Open Market training facilities located in the Open Market regional service centers. Customers have the option of bringing classes to their own facilities by taking advantage of the Company's customized training solutions.

CONSULTING SERVICES

Open Market Consulting Services are designed to assist the Company's customers with customized alternatives and to help leverage their investment in Open Market business solutions. The Consulting Services group is committed to creating solutions to meet the customer's business needs, including:

*    Internet commerce business planning, solution design, and implementation
*    Custom API specification and development
*    Developer support and mentoring programs
*    Update planning and readiness

Open Market Consulting Services offers traditional consulting, both at its headquarters and on-site at the customer's facility. Resident consulting programs are available if customers require Open Market expertise on site for an extended period of time.


DISTRIBUTION AND CUSTOMERS

The Company's objective is to achieve broad market penetration by employing multiple distribution channels, including direct sales, OEMs, systems integrators, independent software vendors and VARs.

The Company's direct sales force focuses on selling to large corporate customers in a variety of markets, such as CSP's, business-to-business catalogers, information commerce and retail. Sales to these customers are complex and require technical support and project management which are coordinated by a direct sales account manager and an assigned project manager. At December 31, 1996, the Company's sales force included 57 employees in North America, Europe and Australia.

The Company's customers include:

     AT&T                           Hewlett-Packard
     Banc One                       networkMCI, Inc.
     Bloomberg Financial Markets    Telstra
     Barron's Online                Time Inc. New Media
     British Telecom                Tribune Company
     Disney Online                  UUNET
     First Union National Bank      Vanguard Funds



The Company has entered into agreements to market its products with numerous global resellers, including Novell, Digital Equipment, Hewlett-Packard, Mitsui, Mitsubishi, LG and Stratus Computer. The Company has entered into agreements with several systems integrators such as Cambridge Technology Partners, Logica, Inc., SRA International, SDDS and CSC Consulting, Inc., to work with its customers to design, install and customize large Internet commerce and Intranet solutions. The Company expects to pursue relationships with additional systems integrators. In addition, the Company introduced a program ("CREW"- Commerce Ready Web site Developers) to support Web site developers in their ability to commerce-enable customer Web sites. As of December 31, 1996, the Company had signed on approximately 500 CREW members. The Company offers training programs designed to educate systems integrators concerning the Open Market architecture, and the Company has, and will continue to develop, tools that allow these integrators to work effectively with Open Market software.


COMPETITION

The market for Internet-based software and services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to increase in the future. The Company's Internet commerce products compete with solutions from custom designers and products from Microsoft, Oracle, IBM, BroadVision, CONNECT and Interworld. Some of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than those of the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition.

Competitive factors in the Internet-based software and services market include core technology, breadth of product features, product quality, marketing and distribution resources, customer service and support and price. The market and competition are still new and rapidly evolving, and there can be no assurance that the Company will be able to compete successfully against current or future competitors, or that this competition will not materially adversely affect the Company's business, operating results or financial condition.


PROPRIETARY TECHNOLOGY

The Company relies on trademark, copyright, patent and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The Company has eight patent applications pending in the United States relating to the Company's product architecture and technology. In addition to the pending United States patent applications, one is also pending in each of Europe and Japan and three foreign counterpart filings are also pending internationally. While the Company believes that the pending patent applications relate to patentable inventions, there can be no assurance that any pending or future patent applications will be granted or that any patent relied upon by the Company in the future will not be challenged, invalidated or circumvented or that the rights granted thereunder or under licensing agreements will provide competitive advantages to the Company. The Company believes that, due to the rapid pace of technological innovation for Internet products, the Company's ability to establish and maintain a position of technology leadership in the industry is dependent more on the skills of its development personnel than upon the legal protections afforded its existing technology.

The Company's success is dependent in part upon its proprietary software technology. There can be no assurance that its agreements with employees, consultants and others who participate in the development of its software will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, there can be no assurance that the Company's efforts to protect its proprietary technology will not fail to prevent the development and design by others of products or technology similar to or competitive with those developed by the Company.

The Company is not aware that it is infringing any patent or violating any other proprietary rights of any third party relating to the Company or the Company's products. However, the computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict.

The Company's success will depend in part on its continued ability to obtain and use licensed technology that is important to the functionality of its products. An inability to continue to procure or use such technology would likely have a material adverse effect on the Company's business, operating results or financial condition.


EMPLOYEES

As of December 31, 1996, the Company had 351 employees and independent contractors. Of the total employees and independent contractors, 131 were in engineering and development, 116 in sales and marketing, 65 in support and operations, and 39 in finance and administration. Subsequent to the acquisitions of Folio and Waypoint, the number of employees has increased to approximately
550. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.


ITEM 2.  PROPERTIES
         ----------

Open Market's principal offices are located in Cambridge, Massachusetts and consist of approximately 81,000 square feet of office space. The lease of the Cambridge facility expires in February 2001. The Company's sales headquarters are located in Burlington, Massachusetts and consist of approximately 9,000 square feet of office space. The Burlington sales lease expires in November 2001. The Company also leases approximately 4,700 square feet of office space in a building adjacent to its Cambridge facility; this space was sublet in April 1995 to a commercial tenant for the balance of the lease term. The Company believes its existing facilities will be adequate through 1997. In March 1997, Open Market entered into a lease for new principal offices in Burlington, Massachusetts. The new facility consists of approximately 120,000 square feet of office space and the lease term is scheduled to commence in February 1998 and expire in February 2010.

The Company has sales offices in Menlo Park and Irvine, California, Fairfax, Virginia, New York City, Mount Olive, New Jersey, Chicago, Illinois, Atlanta, Georgia, Portland, Oregon, Bethesda, Maryland and Irving, Texas in the United States, Toronto, Canada, the United Kingdom, France, Germany and Australia. The Company also has a customer support facility in The Netherlands. The Company may open additional sales offices and support facilities in the United States, Europe and Asia during 1997.

The Company owns substantially all equipment used in its facilities.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Company is not engaged in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1996.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         --------------------------------------------------------------
         MATTERS
         -------

The Company's Common Stock is quoted on the Nasdaq National Market under the symbol OMKT. The following table sets forth for the periods indicated the high and low sales prices per share of the Company's Common Stock as reported on the Nasdaq National Market since the date on which the Common Stock commenced trading (May 23, 1996).

           Quarter Ended                 High          Low
           -------------                 ----          ---

           December 31, 1996             $25.500       $12.875
           September 30, 1996            $24.750       $11.500
           June 30, 1996                 $42.266       $21.750

The number of stockholders of record of the Company's Common Stock on February 28, 1997 was 279.

The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

The Company did not sell any securities which were not registered under the Securities Act of 1933, as amended, during the fourth quarter of the year ended December 31, 1996.

Item 6.   Selected Financial Data
          -----------------------

              (in thousands, except employee and per share data)

                                                  Year ended December 31,
--------------------------------------------------------------------------------
                                                1996        1995       1994*
--------------------------------------------------------------------------------
FOR THE YEAR
Revenues                                      $ 22,501    $  1,806   $   -
Cost of revenues                                 5,493       1,013       -
--------------------------------------------------------------------------------
Gross profit                                    17,008         793       -
--------------------------------------------------------------------------------
Selling and marketing                           23,810       4,517       164
Research and development                        16,393       6,717       840
General and administrative                       5,925       3,587       276
--------------------------------------------------------------------------------
Total operating expenses                        46,128      14,821     1,280
--------------------------------------------------------------------------------
Loss from operations                           (29,120)    (14,028)   (1,280)
--------------------------------------------------------------------------------
Interest and other income, net                   2,970         156        30
--------------------------------------------------------------------------------
Loss before provision for income taxes         (26,150)    (13,872)   (1,250)
--------------------------------------------------------------------------------
Provision for income taxes                         360         -         -
--------------------------------------------------------------------------------
Net loss                                      $(26,510)   $(13,872)  $(1,250)
--------------------------------------------------------------------------------
Average shares outstanding**                    27,587      26,385
Loss per share**                              $  (0.96)   $  (0.53)
================================================================================

AT YEAR END
Cash, cash equivalents and marketable
 securities                                   $ 72,033    $  3,712   $   636
Working capital                               $ 66,820    $ (5,783)  $   461
Total assets                                  $ 85,802    $  7,947   $   959
Stockholders' equity (deficit)                $ 72,367    $(15,187)  $(1,283)
Number of common shares outstanding             28,565       9,390     9,336
Number of employees and contractors                351         240        15
================================================================================

 * For the period from inception (April 25, 1994) to December 31, 1994 ** See Note 2 of Notes to Consolidated Financial Statements

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------
                 (in thousands, except employee and share data)

RESULTS OF OPERATIONS

OVERVIEW

Open Market, Inc. ("Open Market" or the "Company") develops, markets, licenses and supports high performance software products that allow its customers to engage in business-to-consumer and business-to-business Internet commerce and to deploy Internet-based business applications within an enterprise ("Intranet"). Open Market's innovative technology enables the separation of the management of business transactions from the management of content, thereby allowing companies to securely and centrally manage business transactions using content located on multiple distributed Web servers. The Company's products permit functions such as order taking, authorization, payment processing, security and customer service to be performed centrally by a "back office" transaction management system, allowing businesses to focus on management of the "front office" content at their distributed Web sites. During the first quarter of 1997, the Company completed two significant acquisitions that represent its entry into the "front office" market. These acquisitions were of Waypoint Software Corporation ("Waypoint") and Folio Corporation ("Folio"). Waypoint specializes in the business-to-business industrial catalog segment of the Internet and Folio is a leading supplier of software for managing business-critical information. With these acquisitions, the Company believes it will be able to provide complete front-to-back Internet commerce solutions for key industry segments primed to take advantage of Internet commerce.

Open Market's strategy is to focus on providing Internet software for business. The Company's objective is to make its software an industry standard for managing business transactions on the Internet. The Company's products feature open application interfaces which allow for integration with existing corporate systems and a scalable distributed infrastructure that can grow with a company's needs. The products provide the core building blocks for managing transactions on the Internet, support open standards, multiple security and payment protocols, and work with popular browsers, servers, tools and other "front office" applications.

The Company commenced operations in April 1994. From inception through March 31, 1996, the Company raised net proceeds of approximately $37,155 from the private sales of equity securities. In May 1996, the Company raised net proceeds of approximately $76,127 from its initial public offering. The proceeds from these financings have been used to fund the Company's start-up activities, recruitment of personnel, acquisition of operating assets, research and development, marketing and sales activities, working capital and the acquisition of Folio in March 1997. The number of employees and independent contractors of the Company has grown from 15 at December 31, 1994 to 240 at December 31, 1995 and 351 at December 31, 1996.

During 1994, the Company focused primarily on the development of its products and, accordingly, a significant percentage of its expenditures in 1994 related
to research and development activities.   During 1995, the Company accelerated
its research and development activities by increasing the number of development personnel. In addition, the Company began to hire additional executive, sales, marketing and administrative personnel. During 1996, the Company significantly expanded its worldwide sales organization, with sales personnel in six countries, established a comprehensive marketing program to improve market awareness, and expanded its research and development team and other functions to support the launch of Open Market's Transact/TM/ and Axcess/TM/ products.


REVENUES

Revenues from software license agreements are recognized upon shipment of the software if there are no significant post-delivery obligations, and payment is due within one year. If an acceptance period is required, revenues are recognized upon customer acceptance. The Company enters into reseller arrangements for certain products that typically provide for sublicense fees payable to the Company based on a percentage of the Company's list price. Royalty and sublicense revenues from the Company's reseller arrangements are recognized when earned, either on a per-unit basis as reported to the Company by its licensees, or, with respect to guaranteed minimums, upon shipment of the master copies of all software to which the guaranteed minimum sublicense fees relate, if there are no significant post-delivery obligations. Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Revenues from development and consulting services are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required and the revenues are fixed and determinable.

Total revenues for the period from inception (April 25, 1994) to December 31, 1996 were as follows:

                                   1996     1995     1994
                                 -------  -------  -------
Product revenues                 $17,200    $  365   $   -
 Percentage of total revenues         76%       20%      -
Service revenues                   5,301     1,441       -
 Percentage of total revenues         24%       80%      -
                                 -------------------------
Total revenues                   $22,501    $1,806   $   -
                                 -------------------------

In the first quarter of 1995, the Company began to generate service revenues through development, consulting and other services performed for customers to assist them in their development of services and products for the Internet. In the third quarter of 1995, the Company began recording product revenue for its Web server products which were developed primarily to serve as platforms for the Company's subsequent product offerings. Two customers accounted for approximately 33% and 16%, respectively, of total revenues for the year ended December 31, 1995, the latter of which owned approximately 6% of the Company's outstanding stock as of December 31, 1996. In March 1996, the Company announced the release of two products, Transact and Axcess, which generated a significant portion of the Company's 1996 product revenues. During the third quarter of 1996, in response to customer demands, the Company expanded its consulting practice to perform consulting services in conjunction with the implementation of these products. Approximately 82.9% of the Company's 1996 revenues were generated in North America, 8.5% in Asia and the Pacific Rim, 6.5% in Europe and 2.1% in other geographic areas. One customer accounted for 18% of total revenues for the year ended December 31, 1996.

COST OF REVENUES

Cost of revenues for the period from inception (April 25, 1994) to December 31, 1996 were as follows:

                                     1996     1995     1994
                                    ------   ------   ------
Cost of product revenues            $  768   $   44   $   -
 Percentage of product revenues          4%      12%      -
Cost of service revenues             4,725      969       -
 Percentage of service revenues         89%      67%      -
                                    ------------------------
Total cost of revenues              $5,493   $1,013   $   -
                                    ------------------------

Cost of product revenues in 1995 consisted primarily of the costs to distribute the product, including the cost of media on which it was delivered. In 1996, cost of product revenues also included third-party royalties for technology incorporated within certain products of the Company. Management believes that these costs as a percentage of product revenues may increase in the future as the Company's sales of these products increase and as it incorporates more third-party technology in its products.

Cost of service revenues consists primarily of personnel and related costs incurred in providing development, consulting, support and other services to customers. In response to customer interest for consulting services, the Company increased the number of its consultants during the second half of 1996. During the fourth quarter of 1996, the Company opened its European support center as a result of its foreign expansion and the need for a local support presence. The Company experienced negative margins on its service business during the fourth quarter of 1996 as a result of its consulting and European expansion. Management believes these margins will improve during 1997 as the Company's service business expands.

OPERATING EXPENSES

Operating expenses for the period from inception (April 25, 1994) to December 31, 1996 were as follows:

                               1996     1995     1994
                              -------  -------  -------
Selling and marketing         $23,810  $ 4,517   $  164
Research and development       16,393    6,717      840
General and administrative      5,925    3,587      276
                              -------------------------
  Total operating expenses    $46,128  $14,821   $1,280
                              -------------------------

Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and consultants, as well as the costs associated with marketing programs and literature. The substantial increase in these expenses in 1996 and 1995 was primarily attributable to the increase in the number of sales and marketing personnel, preparation and distribution of new product sales literature, increase in promotional and advertising expenses and an increase in facilities-related costs from a new sales headquarters and foreign sales offices opened during 1996. The Company's domestic sales strategy consists primarily of a direct sales force for Transact and a combination of a direct sales force and channel partners for its other products. The Company's international sales strategy consists of a direct sales force and channel partners to distribute all
of its products.   The Company intends to increase selling and marketing
expenses in future periods as a result of increased revenues, the expansion of the sales force and the acquisitions of Waypoint and Folio, although the Company expects these expenses to decrease as a percentage of revenues.

Research and development expenses consist primarily of the cost of research and development personnel and independent contractors and certain purchased technology, as well as equipment and facilities costs related to such activities. The substantial increase in these expenses in 1996 and 1995 was primarily attributable to the hiring of additional software engineers and consultants to develop and enhance the Company's products as well as increased costs related to equipment and facilities. Qualifying capitalizable software development costs were immaterial in all periods, and accordingly, the Company has charged all such expenses to research and development in the period incurred. The Company intends to increase research and development expenses in future periods primarily as a result of the acquisitions of Waypoint and Folio, although the Company expects these expenses to decrease as a percentage of revenues.

General and administrative expenses consist primarily of the cost of finance, management and administrative personnel, as well as legal and other professional fees. The increase in 1996 and 1995 resulted primarily from the hiring of additional management and administrative personnel and, to a lesser extent, an increase in legal and other professional fees as well as the expansion of the Company's operations. The Company intends to increase general and administrative expenses in future periods primarily as a result of the acquisitions of Waypoint and Folio, although the Company expects these expenses to decrease as a percentage of revenues.


NON-OPERATING INCOME

Non-operating income for the period from inception (April 25, 1994) to December 31, 1996 was as follows:

                                1996     1995    1994
                               ------   ------  ------
Interest income                $3,042   $ 242    $  30
Interest expense                  (79)    (86)       -
Other income                        7       -        -
                               -----------------------
 Total non-operating income    $2,970   $ 156    $  30
                               -----------------------

Interest income represents interest earned on cash, cash equivalents, marketable securities and a loan to a founder of the Company. The increase in interest income in 1996 is attributable to higher average investments in cash, cash equivalents and marketable securities, primarily as a result of the closing of the Company's initial public offering in May 1996 and the sale of Series C Redeemable Convertible Preferred Stock in January 1996. The Company expects interest income to decrease in 1997 due to a decrease in the average cash balance from cash used in operations and the acquisition of Folio. Interest expense represents interest payable on the Company's equipment line of credit and term note payable, which were paid off during 1996, and an obligation under a license agreement. The Company expects interest expense to increase in 1997 as a direct result of the $10,000 note payable issued by the Company in connection with the acquisition of Folio. Other income represents foreign currency exchange gains.


PROVISION FOR INCOME TAXES

The Company has had domestic losses for tax purposes for each tax year during the period from inception to December 31, 1996. During 1996, the Company recorded a provision for foreign income taxes of $360 relating to governmental withholding taxes in certain foreign jurisdictions and income taxes for the Company's foreign operations. There was no provision for income taxes prior to 1996 as the Company had no material foreign operations or revenues. The Company anticipates that the provision for income taxes will likely increase in 1997 as its foreign operations expand, the number of countries which require a withholding tax increase and the amount of revenue from those countries continues to grow, and, in 1998, as and when the Company becomes subject to taxes in the United States.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had approximately $72,033 in cash, cash equivalents and marketable securities. From inception through March 31, 1996, the Company raised net proceeds of approximately $37,155 from the private sales of equity securities. In May 1996, the Company raised net proceeds of approximately $76,127 from its initial public offering.

The Company had a capital equipment line of credit under which it could borrow up to $1,500. On October 31, 1995 and March 29, 1996, $850 and $635 borrowed under this line of credit was converted into 36-month and 33-month term notes payable, respectively. Both term notes were paid off in June 1996 with the proceeds from the Company's initial public offering.

The Company's operating activities utilized cash and cash equivalents of approximately $27,053, $4,060 and $843 for the years ended December 31, 1996 and 1995, and for the period from inception to December 31, 1994, respectively. Deferred revenues, which provided approximately $3,254 of cash for operating activities from inception through December 31, 1996, represents cash received from customers for product and service revenues in advance of revenue recognition by the Company. Deferred revenues will fluctuate based upon the timing of cash receipts relative to the recognition of product and service revenues. There can be no assurance that certain deferred revenues will be recognized as revenues in future periods and that the Company will not be required to refund certain cash payments received from its customers.

The Company's investing activities used cash and cash equivalents of approximately $28,663, $2,967 and $338 for the years ended December 31, 1996 and 1995, and for the period from inception to December 31, 1994, respectively. The principal uses have been to fund investments in marketable securities, the purchase of property and equipment and a $1,500 loan to a founder of the Company. See Note 8 of Notes to Consolidated Financial Statements.

The Company's financing activities provided cash and cash equivalents of approximately $101,814, $10,103 and $1,817 for the years ended December 31, 1996 and 1995, and for the period from inception to December 31, 1994, respectively, primarily from the initial public offering in May 1996 and the private sales of equity securities.

In February 1997 and March 1997, the Company completed the acquisitions of Waypoint and Folio, respectively. In the Waypoint acquisition, the Company issued an aggregate of 739,000 shares of its common stock to the stockholders of Waypoint and issued options to acquire 6,000 shares of the Company's common stock at $0.456 per share to Waypoint option holders. The value of the shares of, and the options to acquire, the Company's common stock issued in connection with the acquisition was $11,000. In the Folio acquisition, the Company paid $10,000 in cash at closing, issued a note payable in the amount of $10,000, issued $12,500 of its common stock (898,000 shares) at closing, and will issue another $12,500 of its common stock (898,000 shares) in January 1998 in exchange for all of the issued and outstanding stock of Folio. The note is payable over a period of up to two years in either cash or a combination of cash and equity, depending on certain post-closing events. Both transactions will be accounted for as a purchase with a significant portion of the purchase price being allocated to in-process research and development and expensed in the first quarter of 1997.

Capital expenditures were approximately $4,525 from inception through December 31, 1996. The Company has no material purchase commitments as of December 31, 1996. In March 1997, the Company entered into a lease under which the Company will pay approximately $32,352 through February 2010. The Company estimates that capital expenditures in 1997 will be approximately $12,000 to $13,000, including estimated expenditures of Folio and Waypoint, but excluding the assets acquired in the Folio and Waypoint acquisitions. At December 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $39,000. These losses are available to reduce federal and state taxable income, if any, in future years. The Company does not have any foreign loss carryforwards to offset future income.

The domestic loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders of the Company over a three-year period in excess of 50%. The Company believes that it has experienced a change in ownership in excess of 50%. The Company does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards. It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes, the operating losses incurred to date and the operating losses anticipated in the future, and believes that given the significance of this evidence a full valuation reserve against its deferred tax assets is required as of December 31, 1996 and 1995.

The Company believes that its existing capital resources are adequate to meet its cash requirements for at least the next 12 months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. These factors include, without limitation, those set forth below.

RAPID TECHNOLOGICAL CHANGE

The computer software industry is characterized by rapid technological change. As a result, there is uncertainty about the widespread acceptance of new products which can cause significant delays in the sales cycle. The Company must continue to upgrade its own technologies and commercialize products and services incorporating such technologies, which may also lengthen the sales cycle.

DEVELOPING INTERNET MARKET

The market for the Company's Internet products and services has only recently begun to develop and is rapidly evolving. If the market fails to develop or develops more slowly than expected, the Company's operating results could be materially adversely affected.

RECENT ACQUISITIONS

In February 1997 and March 1997, the Company completed the acquisitions of Waypoint and Folio, respectively. There can be no assurance that these businesses or their products will be successful, that the Company will successfully integrate these businesses into the Company, or that the Company will achieve the desired synergies from the transactions.

PRODUCT RELEASE SCHEDULES

Delays in the planned release of the Company's new products or upgrades of existing products may adversely affect forecasted revenues, and create operational inefficiencies resulting from staffing levels designed to support the forecasted revenues.

COMPETITION

The Internet is characterized by an increasing number of market entrants that have introduced or developed products and services for commerce and information management on the Internet. The Company's operating results will be affected by the number of competitors and their pricing strategies and market acceptance of their products.

DEPENDENCE ON PERSONNEL

The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel.

PRICING
Future prices that the Company is able to charge for its products may decline from historical levels due to competitive reasons and other factors.

LIMITED OPERATING HISTORY

The Company has a limited operating history. The Company's ability to successfully market its existing products and to develop and market new products must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets.

QUARTERLY OPERATING RESULTS

The Company's expense levels are fixed in advance and based in part on its expectations as to future revenues. Quarterly sales and operating results will generally depend on the volume and timing of and ability to fulfill orders received within the quarter.

FOREIGN EXCHANGE

To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company attempts to limit this risk by denominating most sales in United States dollars and limiting the amount of assets in its foreign operations, there can be no assurance that the Company will be successful in limiting its exposure.

ACCOUNTING STANDARDS

Accounting standards, including those promulgated by the American Institute of Certified Public Accountants ("AICPA") and the Financial Accounting Standards Board ("FASB"), change frequently. The AICPA has proposed changes in software revenue recognition, which the Company does not believe will impact its operating results. The recently adopted FASB pronouncement on employee stock option plans also has not had a material effect on the Company's results of operations. There can be no assurance that these or future pronouncements will not impact the Company's future operating results.

LITIGATION

Litigation regarding intellectual property rights, copyrights and patents is increasingly common in the software industry. In addition, the Company faces litigation risks with respect to other general corporate matters that may arise in connection with its normal operations.

INFLATION

To date, inflation has not had a significant impact on the Company's operations. While management expects this trend to continue in the short-term, the long-term outlook is uncertain.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data for 1995 and 1996. In the opinion of management, the unaudited quarterly information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of results of operations for any future period.


                                                                                THREE MONTHS ENDED
                                         ---------------------------------------------------------------------------------------


                                         MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,  SEPT. 30,   DEC. 31,
                                         --------   --------   ---------   --------   --------   --------  ---------  ---------
                                           1995       1995        1995       1995       1996       1996       1996       1996
                                         --------   --------   ---------   --------   --------   --------  ---------  ---------
                                                                                   (IN THOUSANDS)
Revenues:

   Product revenues...............       $     -   $     -    $    33     $   332    $ 2,248    $ 3,002    $ 5,250     $ 6,700

   Service revenues...............            88       173        506         674        427      1,706      1,456       1,712
                                         -------   -------    -------     -------    -------    -------    -------     -------
        Total revenues............            88       173        539       1,006      2,675      4,708      6,706       8,412
                                         -------   -------    -------     -------    -------    -------    -------     -------
Cost of Revenues:
    Product revenues.................          -         -          4          40        137        132        147         352
    Service revenues.................         58       121        328         462        297      1,160      1,303       1,965
                                         -------   -------    -------     -------    -------    -------    -------     -------
      Total cost of revenues.........         58       121        332         502        434      1,292      1,450       2,317
                                         -------   -------    -------     -------    -------    -------    -------     -------
      Gross profit...................         30        52        207         504      2,241      3,416      5,256       6,095
                                         -------   -------    -------     -------    -------    -------    -------     -------
Operating Expenses:
    Selling and marketing............        317       739      1,007       2,454      4,119      5,162      6,347       8,182
    Research and development.........        522     1,430      1,555       3,210      3,701      3,927      4,264       4,501
    General and administrative.......        195       473        611       2,308      1,469      1,512      1,638       1,306
                                         -------   -------    -------     -------    -------    -------    -------     -------
       Total operating expenses......      1,034     2,642      3,173       7,972      9,289     10,601     12,249      13,989
                                         -------   -------    -------     -------    -------    -------    -------     -------

       Loss from operations..........     (1,004)   (2,590)    (2,966)     (7,468)    (7,048)    (7,185)    (6,993)     (7,894)
                                         -------   -------    -------     -------    -------    -------    -------     -------
Interest income......................          1        77         90          74        200        571      1,163       1,108
Interest expense.....................         (9)      (27)       (29)        (21)       (19)       (45)        (8)         (7)
Other income (expense)...............          -         -          -           -          -          -         (7)         14
                                         -------   -------    -------     -------    -------    -------    -------     -------
       Loss before income taxes......     (1,012)   (2,540)    (2,905)     (7,415)    (6,867)    (6,659)    (5,845)     (6,779)
                                         -------   -------    -------     -------    -------    -------    -------     -------
Provision for foreign income taxes...          -         -          -           -          -          -         25         335
                                         -------   -------    -------     -------    -------    -------    -------     -------
       Net loss......................    $(1,012)  $(2,540)   $(2,905)    $(7,415)   $(6,867)   $(6,659)   $(5,870)    $(7,114)
                                         =======   =======    =======     =======    =======    =======    =======     =======


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


                    Report of Independent Public Accountants



To Open Market, Inc.:

We have audited the accompanying consolidated balance sheets of Open Market, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for the period from inception (April 25, 1994) to December 31, 1994 and for the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Market, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the period from inception (April 25, 1994) to December 31, 1994 and for the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 4, 1997 (except with respect to the matters discussed in Note 13, as to which the date is March 7, 1997)

                       OPEN MARKET, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                (In Thousands, Except Share and Per Share Data)

                            ASSETS
                                               DECEMBER 31,

                                              1996        1995
Current Assets:
    Cash and cash equivalents               $ 49,765   $  3,712
    Marketable securities                     22,268          -
    Accounts receivable, net of allowance
      for doubtful accounts of $200 and $25
      in 1996 and $200 and $25 in 1996 and
      1995, respectively                       5,126      1,227
    Prepaid expenses and other
      current assets                           1,468        548
    Loan to Founder                            1,500          -
                                            --------   --------

             Total current assets             80,127      5,487
                                            --------   --------

Property and Equipment, at cost:
     Computers and office equipment            6,194      2,429
     Leasehold improvements                    1,081        528
     Furniture and fixtures                      493        245
                                            --------   --------
                                               7,768      3,202

     Less--Accumulated depreciation            2,568        845
           and amortization                 --------   --------
           Property and equipment, net         5,200      2,357
                                            --------   --------

Other Assets                                     475        103
                                            --------   --------

             Total assets                   $ 85,802   $  7,947
                                            ========   ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Current maturities of
      long-term obligations                 $     35   $    339
     Accounts payable                          4,338      1,373
     Accrued expenses                          5,680      2,657
     Deferred revenues                         3,254      6,901
                                            --------   --------

             Total current liabilities        13,307     11,270
                                            --------   --------

Long-Term Obligations, net of current
 maturities                                      128        659
                                            --------   --------
Commitments (Note 7)

Redeemable Convertible Preferred Stock             -     11,205
                                            --------   --------

Stockholders' Equity (Deficit)
    Preferred Stock, $.10 par value-
     Authorized--2,000,000 shares
     Issued and--outstanding--None
    Common stock, $.001 par value-
     Authorized--100,000,000 shares
     Issued and outstanding--28,565,000
      and 9,390,000 shares in 1996 and
      1995, respectively                          28          9
    Additional paid-in capital               114,977         32
    Accumulated deficit                      (42,638)   (15,228)
                                            --------   --------

             Total stockholders' equity
              (deficit)                       72,367    (15,187)
                                            --------   --------
             Total liabilities and
              stockholders' equity
              (deficit)                     $ 85,802   $  7,947
                                            ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPEN MARKET, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                (In Thousands, Except Share and Per Share Data)

                                                           FOR THE PERIOD
                                                           FROM INCEPTION
                                 FOR THE YEARS ENDED     (APRIL 25,  1994)
                                     DECEMBER 31,          TO DECEMBER 31,

                                   1996           1995            1994
Revenues:

    Product revenues          $    17,200    $       365    $         -
    Service revenues                5,301          1,441              -
                              -----------    -----------    -----------

        Total revenues             22,501          1,806              -
                              -----------    -----------    -----------

Cost of Revenues:
    Product  revenues                 768             44              -
    Service  revenues               4,725            969              -
                              -----------    -----------    -----------

        Total cost of
         revenues                   5,493          1,013
                              -----------    -----------    -----------

        Gross profit               17,008            793              -
                              -----------    -----------    -----------

Operating Expenses:
    Selling and marketing          23,810          4,517            164
    Research and development       16,393          6,717            840
    General and administrative      5,925          3,587            276
                              -----------    -----------    -----------

        Total operating
         expenses                  46,128         14,821          1,280
                              -----------    -----------    -----------
        Loss from
         operations               (29,120)       (14,028)        (1,280)

Interest Income                     3,042            242             30

Interest Expense                      (79)           (86)             -

Other Income                            7              -              -
                              -----------    -----------    -----------

        Loss before               (26,150)       (13,872)        (1,250)
         provision for
         income taxes

Provision for Income Taxes            360              -              -
                              -----------    -----------    -----------

        Net loss              $   (26,510)   $   (13,872)        (1,250)
                              ===========    ===========    ===========
Pro Forma Net Loss per
Common and Common
Equivalent Share              $      (.96)   $      (.53)
                              ===========    ===========

Pro Forma Weighted Average
Number of Common and
Common Equivalent Shares
Outstanding                    27,587,000     26,385,000
                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPEN MARKET, INC. AND SUBSIDIARIES

       Consolidated Statements of Redeemable Convertible Preferred Stock
                       and Stockholders' Equity (Deficit)
                (In Thousands, Except Share and Per Share Data)

                                                                                     STOCKHOLDERS' EQUITY (DEFICIT)
                                                                             ----------------------------------------------
                                                 REDEEMABLE  CONVERTIBLE
                                                    PREFERRED STOCK                      COMMON STOCK           ADDITIONAL
                                                 NUMBER         CARRYING          NUMBER          $.001          PAID IN
                                                OF SHARES        VALUE           OF SHARES      PAR VALUE        CAPITAL

Issuance of Common Stock                                -       $      -         9.336,000      $       9                -

  Issuance of Series A redeemable
  convertible preferred stock, net
  of issuance costs of  $36                     1,850,000          1,850                 -              -                -

  Net loss                                              -              -                 -              -                -
                                               ----------       --------        ----------       --------      -----------

Balance, December 31, 1994                      1,850,000          1,850         9,336,000              9                -

  Issuance of Series B redeemable
  convertible preferred stock, net
  of issuance costs of $64                      1,731,000          9,355                 -              -                -

  Repurchase and retirement of
  restricted common stock                               -              -           (74,000)             -                -

  Exercise of common stock options                      -              -           128,000              -               32

  Net loss                                              -              -                 -              -                -
                                               ----------       --------        ----------       --------      -----------

Balance, December 31, 1995                      3,581,000         11,205         9,390,000              9               32

  Issuance of Series C redeemable
  convertible preferred stock, net
  of issuance costs of $900                     2,695,000         26,950                -               -                -

  Conversion of redeemable convertible
  preferred stock into common stock            (6,276,000)       (38,155)      13,437,000              13           38,142

  Issuance of common stock in initial
  public offering, net of underwriters'
  commission and issuance costs of $6,673               -              -        4,600,000               5           76,122


  Exercise of common stock options                      -              -        1,138,000               1              470

  Issuance of common stock purchase
  warrant (Note 5(h))                                   -              -                -               -              211

  Net loss                                              -              -                -               -                -
                                               ----------       --------       ----------        --------      -----------

Balance, December 31, 1996                              -       $      -       28,565,000        $     28      $   114,977
                                               ==========       ========       ==========        ========      ===========

                                                       STOCKHOLDERS' EQUITY (DEFICIT)
                                                  -------------------------------------------
                                                                                TOTAL
                                                   ACCUMULATED               STOCKHOLDERS'
                                                     DEFICIT                EQUITY (DEFICIT)
Issuance of Common Stock                                      (6)              $         3

  Issuance of Series A redeemable
  convertible preferred stock, net of
  issuance costs of  $36                                     (36)                      (36)


  Net loss                                                (1.250)                   (1.250)
                                                  --------------               -----------

Balance, December 31, 1994                                (1,292)                   (1,283)

  Issuance of Series B redeemable
  convertible preferred stock, net of
  issuance costs of $64                                      (64)                      (64)

  Repurchase and retirement of
  restricted common stock                                      -                         -

  Exercise of common stock options                             -                        32

  Net loss                                               (13,872)                  (13,872)
                                                  --------------               -----------

Balance, December 31, 1995                               (15,228)                  (15,187)

  Issuance of Series C redeemable
  convertible preferred stock, net
  of issuance costs of $900                                 (900)                     (900)

  Conversion of redeemable convertible
  preferred stock into common stock                            -                    38,155

  Issuance of common stock in initial
  public offering, net of underwriters'
  commission and issuance costs of $6,673                      -                    76,122


  Exercise of common stock options                             -                       471

  Issuance of common stock purchase
  warrant (Note 5(h))                                          -                       211

  Net loss                                               (26,510)                  (26,510)
                                                  --------------               -----------


Balance, December 31, 1996                        $      (42,638)              $    72,367
                                                  ==============               ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       OPEN MARKET, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                (In Thousands, Except Share and Per Share Data)

                                                                                     FOR THE PERIOD
                                                                                     FROM INCEPTION
                                                     FOR THE YEARS ENDED             (APRIL 25, 1994)
                                                         DECEMBER 31,                TO DECEMBER 31,
                                                 1996                  1995               1994
Cash Flows from Operating Activities:
  Net loss                                  $  (26,510)          $   (13,872)        $    (1,250)
  Adjustments to reconcile
  net loss to net cash used
  in operating activities-
    Depreciation and  amortization               1,723                   808                  37
    Issuance of common stock purchase
        warrant                                    211                     -                   -
    Obligation under license agreement               -                     -                 217
    Changes in assets and liabilities-
      Accounts receivable                       (3,900)               (1,226)                  -
      Prepaid expenses and other
        current assets                            (949)                 (526)                (21)
      Accounts payable                           2,980                 1,287                  86
      Accrued expenses                           3,039                 2,583                  73
      Deferred revenues                         (3,647)                6,886                  15
                                            ----------           -----------         -----------
               Net cash used in
                operating activities           (27,053)               (4,060)               (843)
                                            ----------           -----------         -----------

Cash Flows from Investing Activities:
  Purchases of property and equipment           (4,525)               (2,864)               (338)
  Issuance of loan to Founder                   (1,500)                    -                   -
  Purchases of marketable securities,
    net                                        (22,268)                    -                   -
  Increase in other assets                        (370)                 (103)                  -
                                            ----------           -----------         -----------
               Net cash used in
                investing activities           (28,663)               (2,967)               (338)
                                            ----------           -----------         -----------

Cash Flows from Financing Activities:
  Proceeds from long-term obligations              650                   850                   -
  Payments on long-term obligations             (1,484)                  (70)                  -
  Proceeds from issuance of
   redeemable convertible preferred
 stock, net of issuance costs                   26,050                 8,241               1,814
  Proceeds from bridge financin                      -                 1,050                   -
  Proceeds from exercise of
   common stock options                            471                    32                   -
  Proceeds from issuance of common
   stock, net of underwriters'
   commissions and issuance costs               76,127                     -                   3
                                            ----------          ------------         -----------
        Net cash provided by financing
        activities                             101,814                10,103               1,817
                                            ----------          ------------         -----------

Foreign Exchange Effect on Cash and
 Cash Equivalents                                  (45)                    -                   -

Net Increase in Cash and Cash
 Equivalents                                    46,053                 3,076                 636

Cash and Cash Equivalents, beginning of
 year                                            3,712                   636                   -
                                            ----------          ------------         -----------


Cash and Cash Equivalents, end of year      $   49,765          $      3,712         $       636
                                            ==========          ============         ===========

Supplemental Disclosure of Cash Flow
 Information:
        Interest paid during year           $       79          $         86         $         -
                                            ==========          ============         ===========


Supplemental Schedule of Non-cash
 Financing Activities:
  Conversion of bridge
   financing into redeemable
   convertible preferred stock              $        -          $      1,050         $         -
                                            ==========          ============         ===========

Conversion of preferred stock into
 common stock                               $   38,155          $          -         $         -
                                            ==========          ============         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       OPEN MARKET, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                (In Thousands, Except Share and Per Share Data)



 (1) Operations

     Open Market, Inc. (the Company) was incorporated in the State of Delaware on December 6, 1993 and began operations on April 25, 1994. The Company develops, markets, licenses and supports high performance software products that allow its customers to engage in business-to-consumer and business-to-business electronic commerce on the Internet and to deploy Internet-based business applications within an enterprise (Intranet). The Company's innovative technology enables the separation of the management of business transactions from the management of content, thereby allowing companies to securely and centrally manage business transactions using content located on multiple distributed Web servers. The Company's products permit functions such as order taking, authorization, payment processing, security and customer service to be performed centrally by a "back office" transaction management system, allowing merchants and other content providers to focus on management of the "front office" content at their distributed Web sites.

     In the first quarter of 1997, the Company made two significant acquisitions that represent its entry into the "front office" market. These acquisitions were of Waypoint Software Corporation and Folio Corporation. Waypoint specializes in the business-to-business industrial catalog segment of the Internet, and Folio is a leading supplier of software for managing business-critical information. With these acquisitions, the Company believes it will be able to provide complete front-to-back Internet commerce solutions for key industry segments primed to take advantage of Internet commerce (see Note 13).

     The Company is subject to risks common to rapidly growing technology-based companies, including a limited operating history, dependence on key personnel, rapid technological change, competition from substitute products and larger companies, and the successful development and marketing of commercial products and services.

 (2) Summary of Significant Accounting Policies

     The accompanying consolidated financial statements reflect the application of the following significant accounting policies described in this note and elsewhere in the accompanying notes to consolidated financial statements.

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements, include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.


     (b)  Revenue Recognition

          The Company recognizes revenue in accordance with the provisions of Statement of Position No. 91-1 (SOP 91-1), Software Revenue Recognition. The Company generates revenue from licensing the rights to use its software products to end users, porting its products to hardware manufacturers' operating environments, and sublicense fees from resellers. The Company also generates service revenues from the sale of post-contract customer support and the sale of certain consulting and development services.

          Revenues from software license agreements are recognized upon shipment of the software if there are no significant post-delivery obligations, and payment is due within one year. If an acceptance period is required, revenues are recognized upon customer acceptance. The Company enters into reseller arrangements for certain products that typically provide for sublicense fees payable to the Company based on a percentage of the Company's list price. Royalty and sublicense revenues from the Company's reseller arrangements are recognized when earned, either on a per-unit basis as reported to the Company by its licensees, or, with respect to guaranteed minimums, upon shipment of the master copies of all software to which the guaranteed minimum sublicense fees relate, if there are no significant post-delivery obligations. Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Revenues from development and consulting services are recognized upon customer acceptance or over the period in which services are provided, if customer acceptance is not required, and the revenues are fixed and determinable.

          Cost of product revenues consists of costs to distribute the product, including the cost of the media on which it is delivered and royalty payments to third-party vendors. Cost of service revenues consists primarily of consulting and support personnel salaries and related costs.

          Deferred revenues represent cash received from customers for products and services in advance of revenue recognition.

     (c)  Cash, Cash Equivalents and Marketable Securities

          The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of three months or less. Marketable securities are investment-grade securities with original maturities of greater than three months but less than one year. To date, the Company has not recorded any realized gains or losses.

                                            DECEMBER 31,
                                            1996     1995
Cash and cash equivalents-
  Commercial paper and corporate bonds     $38,322   $    -
  State and municipal securities             2,000        -
  U.S. Government and Agency securities      2,588        -
  Time deposits                                  -    2,830
  Money market accounts                      5,640        -
  Cash                                       1,215      882
                                           -------   ------
    Total cash and cash equivalents        $49,765   $3,712
                                           =======   ======

Marketable securities-
  Corporate and other debt securities      $15,250   $    -
  State and municipal bonds                  2,019        -
  U.S. Government and Agency securities      4,999        -
                                           -------   ------
    Total marketable securities            $22,268   $    -
                                           =======   ======

     (d)  Depreciation and Amortization

          The Company provides for depreciation and amortization using the straight-line method to allocate the cost of property and equipment over their estimated useful lives as follows:

                                                  ESTIMATED
                     ASSET CLASSIFICATION        USEFUL LIFE

               Computers and office equipment     3-5 Years
               Leasehold improvements            Lease term
               Furniture and fixtures               7 Years

     (e)  Research and Development Expenses

          The Company has evaluated the establishment of technological feasibility of its products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short, and consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period incurred.

     (f)  Pro Forma Net Loss Per Common and Common Equivalent Share

          For the years ended December 31, 1996 and 1995, pro forma net loss per common and common equivalent share is computed by dividing the net loss by the pro forma weighted average number of common and common equivalent shares outstanding during the period, which consist of (i) the weighted average number of common shares outstanding, (ii) the number of shares of common stock issued upon the conversion of all shares of Series A, B and C redeemable convertible preferred stock and
          (iii) stock options granted during the period of March 31, 1995 through March 31, 1996, which have been reflected as outstanding using the treasury stock method, as required by the Securities and Exchange Commission. Common stock equivalents issued in earlier periods have not been included, as the effect would be antidilutive. Historical net loss per share data for the period from inception (April 25, 1994) to December 31, 1994 has not been presented, as such information is not considered to be relevant or meaningful.

     (g)  Concentration of Credit Risk

          SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risks and credit risk concentrations. The Company has no significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents with several financial institutions and invests in investment-grade securities. The Company has not written off any accounts receivable to date. The Company recorded revenues of greater than 10% of total revenues from the following customers:

                                   SIGNIFICANT       PERCENTAGE OF CUSTOMER
                 YEAR ENDED           CUSTOMERS               REVENUES
                                                     A           B*          C
               December 31, 1996        1            -           -          18%

               December 31, 1995        2           33%         16%          -


          *This customer is a related party, as discussed in Note 8.

          One customer accounted for approximately 12% of accounts receivable at December 31, 1995.

     (h)  Postretirement Benefits

          The Company has no obligations for postretirement benefits.

     (i)  Financial Instruments

          The estimated fair values of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable and long-term debt, approximate their carrying value.

     (j)  Use of Estimates

          The preparation of the accompanying consolidated financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

(3)  Long-Term Obligations

     (a)  Line of Credit and Term Notes Payable

          In 1995, the Company entered into a capital equipment line of credit under which it could borrow up to $1,500. In October 1995 and March 1996, the Company converted $850 and $635, respectively, of its capital equipment line of credit into term notes payable. The term notes were paid in full during 1996.

     (b)  Obligation Under License Agreement

          During 1994, the Company entered into a license agreement with a university to utilize certain patented computer software. The Company recorded the present value of the future commitments under the contract, $217, as a component of research and development expense during 1994.

          At December 31, 1996, the Company's obligation under its license agreement is as follows:

                                                                  AMOUNT

                      Year Ended December 31,
                         1997                                      $ 52
                         1998                                        52
                         1999                                        52
                         2000                                        52
                                                                   ----

                            Total future payments                   208

                      Less--Amount representing interest             45
                                                                   ----

                            Present value of license obligation     163

                      Less--Current maturities                       35
                                                                   ----

                                                                   $128
                                                                   ====

(4)  Income Taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

     The provision for income taxes for the year ended December 31, 1996 consists of foreign income and withholding taxes.

     At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $39,000, which expire through 2011. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholders over a three-year period. The Company believes it has experienced a change in ownership in excess of 50%. The Company does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards.

     The components of the Company's deferred tax asset are as follows:

                                                1996     1995


             Operating loss carryforwards     $15,600   $5,435
             Tax credit carryforwards             367      130
             Temporary differences                547      576
                                              -------   ------
                                               16,514    6,141

             Less--Valuation allowance         16,514    6,141
                                              -------   ------
                   Net deferred tax assets    $     -   $    -
                                              =======   ======

     It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes, the operating losses incurred to date and the operating losses anticipated in the future, and believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 1996 and 1995. The increase in the valuation allowance during these periods primarily relates to the Company's operating results.

(5)  Stockholders' Equity (Deficit)

     (a)  Preferred Stock

          In April 1996, the Company's Board of Directors authorized the issuance of up to 2,000,000 shares of $.10 par value preferred stock. At December 31, 1996, no such shares are issued and outstanding.

     (b)  Common Stock

          In April 1996, the stockholders authorized the issuance of up to 100,000,000 shares of common stock. At December 31, 1996, there are 6,446,000 shares reserved for issuance under the Company's option and stock purchase plans. Subsequent to year-end, the Company issued additional shares in connection with the Waypoint and Folio acquisitions (see Note 13).

     (c)  Initial Public Offering

          In May 1996, the Company completed an initial public offering of 4,600,000 shares of its common stock at $18.00 per share. The Company received net proceeds of approximately $76,127 after deducting the underwriters' commission and issuance costs. Upon the closing of the initial public offering, all shares of the Company's Series A, B and C redeemable convertible preferred stock automatically converted into 13,437,000 shares of the Company's common stock.

     (d)  1994 Stock Incentive Plan

          The Company's Board of Directors adopted the 1994 Stock Incentive Plan (the Incentive Plan). Under the Incentive Plan, as amended, the Company has reserved and may issue up to 13,001,000 shares of common stock or options to purchase common stock. As of December 31, 1996, there are 1,029,000 shares available for issuance under the Incentive Plan.

            RESTRICTED COMMON STOCK

            In 1994, the Company sold 5,813,000 shares of restricted common stock to employees at $.00033 per share. These shares were subject to repurchase agreements and were scheduled to vest over a four-year period. The Company could have repurchased any unvested shares of common stock held by these individuals upon the termination of their employment at $.00033 per share. During 1995, the Company repurchased 74,000 shares of unvested common stock. All of the unvested shares became vested upon the completion of the Company's initial public offering in May 1996.

            OPTIONS

            Under the terms of the Incentive Plan, the Board of Directors may grant incentive stock options or nonqualified stock options to purchase shares of the Company's common stock. The purchase price and vesting schedule applicable to each option grant are determined by the Board of Directors. Options generally vest over a four-year period and expire 10 years from the date of grant. From inception (April 25, 1994) through December 31, 1996, options under the Incentive Plan have been granted at their then fair market value. Accordingly, no compensation expense has been recorded for grants under the Incentive Plan.

            The following is a summary of the stock option activity:

                                                    NUMBER OF    PRICE PER SHARE
                                                     SHARES           SHARE
                Outstanding, December 31, 1994              -             -
                     Granted                        5,032,000     $ .17-$  1.50
                     Exercised                       (128,000)      .17-    .25
                                                   ----------     -------------

                Outstanding, December 31, 1995      4,904,000       .17-   1.50
                     Granted                        1,469,000      4.00-  35.13
                     Exercised                     (1,138,000)      .17-  12.00
                     Terminated                      (268,000)      .17-  20.00
                                                   ----------     -------------
                Outstanding, December 31, 1996      4,967,000     $ .17-$ 35.13
                                                   ==========     =============

                Exercisable, December 31, 1996      2,232,000     $ .17-$ 35.13
                                                   ==========     =============

     (e)  The 1996 Director Option Plan

          In April 1996, the Company's Board of Directors approved the 1996 Director Option Plan (the Director Plan) whereby the Company has reserved and may issue up to 100,000 shares of common stock. Under the terms of the Director Plan, each newly elected director who is not a founder or employee of the Company will be granted an option to purchase that number of shares of common stock determined by dividing $100 by the option exercise price, at the then fair market value, as defined. In addition, commencing with the 1997 annual meeting of the stockholders and for every annual meeting of stockholders thereafter, each outside director will be granted an option to purchase that number shares of common stock determined by dividing $30 by the option exercise price at the then fair market value. These options vest over a four-year period and expire 10 years from the date of grant. The vesting of these options will accelerate upon a change of control, as defined. At December 31, 1996, there were no options outstanding under the Director Plan.

     (f)  The 1996 Employee Stock Purchase Plan

          In April 1996, the Company's Board of Directors approved the 1996 Employee Stock Purchase Plan (the Purchase Plan) whereby the Company has reserved and may issue up to an aggregate of 250,000 shares of common stock in semiannual grants, in January and July, at a price equal to 85% of fair market value, as defined. As of December 31, 1996, no shares were issued under the Purchase Plan. In January 1997, the Company issued 24,000 shares under the Purchase Plan.

     (g)  Pro Forma Disclosure of Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to nonemployees in the consolidated statement of operations. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 1996 and 1995 using the Black-Scholes option pricing model. The weighted average assumptions used for 1996 and 1995 are:

                                                 1996         1995
                 Risk-free interest rate     5.54%-6.76%  5.63%-7.44%
                 Expected dividend yield             -            -
                 Expected life                 7 years      7 years
                 Expected volatility               70%          70%

          The total value of the options granted to employees during 1996 and 1995 was computed as approximately $9,716 and $1,056, respectively. Of these amounts approximately $4,725 and $244 would be charged to operations for the years ended December 31, 1996 and 1995, respectively. The remaining amount, approximately $5,802, would be amortized over the remaining vesting periods. The pro forma effect of these option grants for the years ended December 31, 1996 and 1995 is as follows:

                                        1996                      1995
                               AS REPORTED  PRO FORMA    AS REPORTED  PRO FORMA

            Net loss            $(26,510)    $(31,235)    $(13,872)    $(14,116)
                                ========     ========     ========     ========

            Net loss per share  $   (.96)    $  (1.13)    $   (.53)    $   (.53)
                                ========     ========     ========     ========

          The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as the pro forma expense may vary based upon the number of options granted. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     (h)  Common Stock Purchase Warrant

          During September 1996, the Company issued a stock purchase warrant to one of its customers for the purchase of 100,000 shares of the Company's common stock at an exercise price of $25.00 per share. The warrant may be exercised at any time and expires on December 31, 1997. At the time of issuance, the Company recorded a charge of $211, representing the fair market value of the warrant, as calculated using the Black-Scholes option pricing model. The Company has reserved the number of shares of common stock necessary for issuance under this stock purchase warrant.

(6)  Redeemable Convertible Preferred Stock

     The Company's Board of Directors authorized 7,500,000 shares of preferred stock and designated 1,850,000, 1,850,000 and 3,000,000 of such shares as Series A, B and C redeemable convertible preferred stock, respectively (Series A, B and C Preferred Stock). The Company's Series A, B and C Preferred Stock were issued as follows:


                                                                                    NUMBER OF       PRICE
                        DATE                            DESCRIPTION                  SHARES       PER SHARE
                     June 1994                          Series A Preferred Stock    1,850,000     $ 1.000
                     April, August and October 1995     Series B Preferred Stock    1,731,000     $ 5.405
                     January and March 1996             Series C Preferred Stock    2,695,000     $10.000

     In connection with the Company's initial public offering (Note 5(c)), all outstanding shares of redeemable convertible preferred stock were converted into 13,437,000 shares of common stock. The Series A, B and C Preferred Stock had the following rights, preferences and privileges. The Series A, B and C Preferred Stock had liquidation preference over common stock in the event of a liquidation, dissolution or winding up of the Company. At the request of the majority of the Series A, B and C Preferred Stockholders, the Company would have been required to redeem these shares for the redemption price plus any declared but unpaid dividends. The Series A, B and C Preferred Stock were also entitled to vote with the common stockholders as a single class, as defined, and to receive dividends declared or paid on any shares of common stock in preference to dividends on common stock. The Series A, B and C Preferred Stockholders also had registration rights and the right of first refusal to purchase any new securities offered by the Company, as defined. These rights, preferences and privileges terminated upon the completion of the Company's initial public offering.

(7)  Commitments

     (a)  Facilities

          The Company leases its facilities and certain equipment under operating leases that expire through December 2001. The future minimum lease commitments at December 31, 1996 are as follows:

                           Year Ended December 31,   Amount
                                   1997              $2,299
                                   1998               1,920
                                   1999               2,051
                                   2000               2,061
                                   2001                 651
                                                     ------
                                  Total              $8,982
                                                     ======

          Subsequent to year-end, the Company entered into a lease under which the Company will pay approximately $32,352 through February 2010.

          Rent expense included in the accompanying consolidated statements of operations was approximately $1,903, $478 and $41 for the years ended December 31, 1996 and 1995 and for the period from inception (April 25, 1994) to December 31, 1994, respectively.

     (b)  Employment Agreement

          The Company has entered into a two-year employment agreement with an executive officer that provides for bonus and severance benefits for a year upon termination of employment, under certain circumstances. In connection with the Waypoint acquisition (see Note 13), the Company entered into employment agreements with certain principals of Waypoint.

(8)  Related Party Transactions

     The Company has entered into agreements with certain stockholders that provide for product and service revenues. The Company believes that the terms of these transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company recognized product and service revenues from stockholders of approximately $2,500 and $295 during the years ended December 31, 1996 and 1995, respectively. The Company had related party accounts receivable of approximately $95 and $331 and related party deferred revenue of approximately $600 and $1,605 included in the accompanying consolidated balance sheets as of December 31, 1996 and 1995, respectively, from certain stockholders.

     On February 5, 1996, the Company loaned $1,500 to a founder and director of the Company. The loan is nonrecourse, secured by a pledge of 375,000 shares of common stock, and bears interest at a rate of 5.61% per annum. The loan, as amended, is due and payable no later than November 1997.

(9)  Employee Benefit Plan

     In October 1995, the Company adopted a 401(k) savings and investment plan for eligible employees. Each participant may elect to contribute up to 15% of his or her compensation for the plan year, subject to certain limitations, as defined. Company matching contributions are made to the plan at the discretion of the Board of Directors. There have been no discretionary contributions made by the Company to the plan to date.

(10) Accrued Expenses

     Accrued expenses consist of the following:

                                                            DECEMBER 31,
                                                          1996       1995
           Payroll and related expenses                  $3,084     $1,034
           Professional and consulting fees                 916        622
           All other                                      1,680      1,001
                                                         ------     ------
                   Accrued expenses                      $5,680     $2,657
                                                         ======     ======

(11) Deferred Revenues

     Deferred revenues consist of the following:

                                                            DECEMBER 31,
                                                          1996       1995
           Payments for future product deliverables      $  632    $3,203
           Prepaid sublicense fees                        1,317     2,650
           Prepaid service revenues                       1,305     1,048
                                                         ------    ------
                   Deferred revenues                     $3,254    $6,901
                                                         ======    ======

(12) Geographic Information

     Revenues by geographic destination as a percentage of total revenues are as follows:

                                          DECEMBER 31,
                                         1996     1995
                North America            82.9%  100.0%
                Asia and Pacific Rim      8.5       -
                Europe                    6.5       -
                Other                     2.1       -
                                        -----   -----
                   Total                100.0%  100.0%
                                        =====   =====

     The Company had no revenues for the period from inception (April 25, 1994) to December 31, 1994. The Company's subsidiaries represent less than 10% of the consolidated total revenues, net loss or assets.

(13) Subsequent Events

     (a)  Waypoint Software Corporation

          On February 12, 1997, the Company acquired all of the outstanding shares of capital stock of Waypoint Software Corporation (Waypoint), a software development company specializing in the business-to-business industrial catalog segment of the Internet. As payment of the purchase price, the Company issued an aggregate of 739,000 shares of its common stock to the stockholders of Waypoint and issued options to acquire 6,000 shares of the Company's common stock at $0.456 per share to Waypoint option holders. The value of the shares of, and the options to acquire, the Company's common stock issued in connection with the acquisition was approximately $11,000. The number of shares of common stock issued was based on a weighted average market price, as defined, of the Company's freely tradable shares. The shares issued are subject to certain selling restrictions and, as a result, are not currently freely tradable. Therefore, for purposes of calculating aggregate consideration paid, the value of the shares issued will be recorded at a discounted value. The Company has not determined the discount to be applied to the value of the shares issued. In addition, in connection with this acquisition, the Company has entered into employment agreements with certain of the principals of Waypoint under which the Company has agreed to pay bonuses in an aggregate amount of $1,200 over two years depending on certain future events, as defined. The acquisition will be accounted for as a purchase, with a significant portion of the purchase price being allocated to in-process research and development and expensed at the time of closing.

     (b)  Folio Corporation

          On March 7, 1997, the Company acquired all of the outstanding shares of capital stock of Folio Corporation (Folio), a leading supplier of software for managing business-critical information, for $45,000 in equity and cash, subject to certain closing adjustments, as defined. The purchase consideration was paid in the form of $25,000 in equity (898,000 shares issuable upon closing and an equal amount issuable in January 1998), $10,000 in cash upon closing and a $10,000, 8% interest-bearing note, which is payable over a period of up to two years in cash or a combination of cash and equity depending on certain future events, as defined. The number of shares of common stock issued was based on a weighted average market price, as defined, of freely tradable shares. The shares issued are subject to certain selling restrictions and, as a result, are not currently freely tradable. Therefore, for purposes of calculating aggregate consideration paid, the value of the shares issued will be recorded at a discounted value. The Company has not determined the discount to be applied to the value of the shares issued. The acquisition will be accounted for as a purchase, with a significant portion of the purchase price being allocated to in-process research and development and expensed at the time of closing.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------

Not Applicable



PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------


The response to this item is contained in part under the caption "Other Executive Officers", and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1997 (the "1997 Proxy Statement") in the section "Election of Directors", which section is incorporated herein by reference.


ITEM 11.      EXECUTIVE COMPENSATION
              ----------------------

The response to this item is contained in the 1997 Proxy Statement in the sections "Election of Directors - Director Compensation" and "Compensation of Executive Officers", which sections are incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

The response to this item is contained in the 1997 Proxy Statement in the section "Security Ownership of Certain Beneficial Owners and Management", which section is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

The response to this item is contained in the 1997 Proxy Statement in the sections "Election of Directors - Certain Transactions", which section is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
             ---------------------------------------------------------------

   (a)    The following documents are filed as part of this report:

          (1)  Financial Statements

               Report of Independent Public Accountants

               Consolidated Balance Sheets - As of December 31, 1996 and 1995

               Consolidated Statements of Operations - For the years ended December 31, 1996 and 1995 and for the period from inception (April 25, 1994) to December 31, 1994

               Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) - For the years ended December 31, 1996 and 1995 and for the period from inception (April 25, 1994) to December 31, 1994

               Consolidated Statements of Cash Flows - For the years ended December 31, 1996 and 1995 and for the period from inception (April 25, 1994) to December 31, 1994

               Notes to Consolidated Financial Statements


          (2)  Financial Statement Schedules

               The following financial statement schedules are filed as part of this report and should be read in conjunction with the consolidated financial statements:

               Report of Independent Public Accountants on Schedule

               Schedule II - Valuation and Qualifying Accounts

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


   (c)    Exhibits

EXHIBIT
  NO.                                  DESCRIPTION
------                                 -----------
 2.1 Stock Purchase Agreement, dated as of February 4, 1997, among Waypoint Software Corporation, the stockholders listed on Schedule I attached thereto and Registrant. (2)

 2.2+ Stock Purchase Agreement, dated as of February 20, 1997, among Folio Corporation, Reed Elsevier, Inc. and Registrant. (3)

 3.1    Amended and Restated Certificate of Incorporation of the Registrant. (1)

 3.2    Amended and Restated By-laws of the Registrant. (1)

 4.1 Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant. (1)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------

10.1     1994 Stock Incentive Plan, as amended. (1)

10.2     1996 Employee Stock Purchase Plan. (1)

10.3     1996 Director Option Plan. (1)

10.4 Employment Agreement between the Registrant and Gary B. Eichhorn, dated November 7, 1995. (1)

10.5 Incentive Stock Option Agreement dated November 10, 1995, between the Registrant and Gary B. Eichhorn. (1)

10.6 Invention and Non-Disclosure Agreement dated November 10, 1995, between the Registrant and Gary B. Eichhorn. (1)

10.7 Promissory Note dated February 5, 1996 in the principal amount of $1,500,000 issued by David K. Gifford to the Registrant. (1)

10.8     Pledge Agreement dated February 5, 1996, between the Company and David
         K. Gifford. (1)

10.9* Allonge to Term Note between David K. Gifford and Registrant dated November 19, 1997.

10.10+ Master Agreement, dated as of August 23, 1995, by and between FTP Software, Inc. and the Registrant. (1)

10.11+ Development and Services Agreement dated as of January 1, 1995 by and between Time Inc. New Media and the Registrant, as amended.

10.12+ Master Development Agreement, dated as of February 21, 1995, by and between Conde Net, Inc. and the Registrant. (1)

10.13+ TMS Software License Agreement, dated as of February 27, 1996, by and between Tribune Interactive Network Services and the Registrant. (1)

10.14+ License Agreement dated October 17, 1994 by and between Massachusetts Institute of Technology and the Registrant. (1)

10.15+ Software License Agreement, effective March 15, 1996, by and between Novell, Inc. and the Registrant. (1)

10.16+ Master Development Agreement, dated as of May 22, 1995, by and between Parade Net, Inc. and the Registrant. (1)

10.17+ OEM Master License Agreement, dated June 30, 1995, by and between RSA Data Security, Inc. and the Registrant. (1)

10.18+ Public Key Patent License, effective as of September 6, 1995, by and between Caro-Kann Corporation and the Registrant. (1)

10.19 Start-Up Services Agreement, dated as of February 27, 1996, by and between the Registrant and Tribune Interactive Network Services. (1)

10.20 Founder's Agreement dated June 8, 1994 by and between David K. Gifford and the Registrant. (1)

10.21+ License and Exclusive Distribution Agreement dated as of April 10, 1996 by and between Time Inc. New Media and the Registrant. (1)

10.22*+ Promissory Note dated as of March 7, 1997 by and between Reed Elsevier, Inc. and Registrant.

10.23*   Lease between Wayside Realty Trust and Registrant .

11*      Computation of income per common share.

21.1*    Subsidiaries of the Registrant.

23.1*    Consent of Arthur Andersen LLP.

-----------------------
  *      Filed herewith.

  + Confidential treatment requested as to certain portions which have been omitted and filed separately with the Securities and Exchange Commission.

 (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on April 10, 1996 and amended on April 29, 1996 and May 14, 1996 (File No. 333-03340).

 (2) Incorporated by reference from the Registrant's Current Report on Form 8-K dated February 27, 1997.

 (3) Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 24, 1997.

-----------------------
 (d)     Financial Statement Schedules

         The financial statement schedules required are included as part of Item
         (a)(2) above.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.


             OPEN MARKET, INC.
             (Registrant)



         By: /s/ Regina O. Sommer             Regina O. Sommer
            ----------------------            Senior Vice President
             Date:  March 28, 1997            and Chief Financial Officer



      Pursuant to the requirements of the Exchange Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated below on the dates indicated.




       /s/ Gary B. Eichhorn                        March 28, 1997
      --------------------------------
      Gary B. Eichhorn
      President, Chief Executive Officer
      and Director (Principal Executive Officer)


       /s/ Regina O. Sommer                        March 28, 1997
      ---------------------
      Regina O. Sommer
      Senior Vice President and Chief
      Financial Officer (Principal Financial
      and Accounting Officer)


                                                   March 28, 1997
      -------------------
      Gulrez Arshad
      Director


       /s/ Shikhar Ghosh                           March 28, 1997
      -------------------
      Shikhar Ghosh
      Director


       /s/ David K. Gifford                        March 28, 1997
      ----------------------
      David K. Gifford
      Director

      /s/ Bruce Judson                             March 28, 1997
     -------------------------
      Bruce Judson
      Director

                                                   March 28, 1997
     -------------------------
      William S. Kaiser
      Director

      /s/ Ray Stata                                March 28, 1997
     -------------------------
      Ray Stata
      Director

                                                   March 28, 1997
     -------------------------
      Eugene F. Quinn
      Director

              Report of Independent Public Accountants on Schedule



     To Open Market, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements of Open Market, Inc. and subsidiaries included in this 10-K and have issued our report thereon dated February 4, 1997 (except with respect to the matters discussed in Note 13, as to which the date is March 7, 1997). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


     /s/ ARTHUR ANDERSEN LLP

     Boston, Massachusetts
     February 4, 1997 (except with respect to the matters discussed in Note 13, as to which the date is March 7, 1997)

                                                                       EXHIBIT 1

                      OPEN MARKET, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                                (In Thousands)





                                                  BALANCE AT                                            BALANCE AT
                                                 BEGINNING OF                                             END OF
                                                  PERIOD            ADDITIONS        DEDUCTIONS           PERIOD

Year Ended Decmeber 31, 1994                     $          -      $        -        $        -         $         -
                                                 ============      ==========        ==========         ===========

Year Ended Decmeber 31, 1995                     $          -      $       25        $        -         $        25
                                                 ============      ==========        ==========         ===========

Year Ended December 31, 1996                      $        25      $      175        $        -         $       200
                                                 ============      ==========        ==========         ===========
