Form 10-Q
period 1997-03-31
OPEN MARKET INC
filed 1997-05-15
CIK 926019

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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



As of April 30, 1997, there were 30,662,743 shares of the Registrant's Common Stock outstanding.

================================================================================

                               OPEN MARKET, INC.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements


     Consolidated Balance Sheets as of March 31, 1997 and
     December 31, 1996                                                      3

     Consolidated Statements of Operations for the three
     months ended March 31, 1997 and 1996                                   4

     Consolidated Statements of Cash Flows for the three
     months ended March 31, 1997 and 1996                                   5

     Notes to Consolidated Financial Statements                             6

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11


PART II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                               15

  ITEM 2.  Changes in Securities                                           15

  ITEM 3.  Defaults Upon Senior Securities                                 15

  ITEM 4.  Submission of Matters to a Vote of Security Holders             15

  ITEM 5.  Other Information                                               15

  ITEM 6.  Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                 15

EXHIBIT INDEX                                                              16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               OPEN MARKET, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                          MARCH 31,   DECEMBER 31,
                                             1997         1996
                                        ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                $ 26,645       $ 49,765
  Marketable securities                      25,243         22,268
  Accounts receivable, net
  of allowances of $846
  and $200, respectively                     14,418          5,126
  Loan to founder                             1,500          1,500
  Prepaid expenses and other current
    assets                                    1,523          1,468
                                        -----------    -----------
     Total current assets                    69,329         80,127
                                        -----------    -----------

Property, plant and equipment, at cost:
  Computers and office equipment              9,704          6,194
  Land & building                             4,200              -
  Leasehold improvements                      1,105          1,081
  Furniture & fixtures                          594            493
                                        -----------    -----------
                                             15,603          7,768
  Less: Accumulated depreciation and
   amortization                               3,270          2,568
                                        -----------    -----------
                                             12,333          5,200

Intangible assets, net (Note 3)               9,002              -
Other assets                                    726            475
                                        -----------    -----------
                                           $ 91,390       $ 85,802
                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $  3,902       $  4,338
  Note payable (Note 3)                      10,000              -
  Accrued expenses                           12,058          5,680
  Deferred revenues                           5,557          3,254
  Current maturities of long-term
   obligations                                   35             35
                                        -----------    -----------
          Total current liabilities          31,552         13,307
                                        -----------    -----------

Long-term obligations, net of current
 maturities                                     128            128

Commitments

Stockholders' equity:
  Preferred stock, $.10 par value -
   Authorized - 2,000,000 shares;
   Issued and outstanding - none                  -              -
  Common stock, $.001 par value -
   Authorized - 100,000,000 shares;
   Issued and outstanding - 30,653,182
    shares and 28,565,246 shares at
    March 31, 1997 and December 31,
    1996, respectively                           31             28
  Additional paid-in capital                136,541        114,977
  Other equity (Note 3)                       6,920              -
  Accumulated deficit                       (83,782)       (42,638)
                                        -----------    -----------
   Total stockholders' equity                59,710         72,367
                                        -----------    -----------
                                           $ 91,390       $ 85,802
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

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                        --------------------------------
                                             1997                 1996
                                        -----------          -----------

REVENUES:
   Product revenues                        $  9,056              $ 2,248
     Service revenues                         2,302                  427
                                        -----------          -----------
               Total revenues                11,358                2,675
                                        -----------          -----------

COST OF REVENUES:
     Product revenues                           866                  137
     Service revenues                         2,122                  297
                                        -----------          -----------
          Total cost of revenues              2,988                  434
                                        -----------          -----------
          Gross profit                        8,370                2,241
                                        -----------          -----------

OPERATING EXPENSES:
     Selling and marketing                    7,982                4,119
     Research and development                 5,375                3,701
     General and administrative               2,371                1,469
     Acquired in-process
     research & development (Note 3)         34,250                    -
                                        -----------          -----------
          Total operating expenses           49,978                9,289
                                        -----------          -----------
          Loss from operations              (41,608)              (7,048)
                                        -----------          -----------

OTHER INCOME (EXPENSE):
     Interest income                            890                  200
     Interest expense                           (50)                 (19)
     Other expense                              (36)                   -
                                        -----------          -----------
LOSS BEFORE PROVISION FOR INCOME TAXES      (40,804)              (6,867)
                                        -----------          -----------
PROVISION FOR FOREIGN INCOME TAXES              340                    -
                                        -----------          -----------
NET LOSS                                   $(41,144)             $(6,867)
                                        ===========          ===========

NET LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE (NOTE 2)                $  (1.39)             $ (0.26)
                                        ===========          ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING (NOTE 2)                29,590               26,480
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

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                        ----------------------
                                             1997       1996
                                        ----------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $(41,144)   $(6,867)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization              703        358
     Amortization of intangible assets          135          -
     Charge associated with acquired
      in-process research & development      34,250          -
     Changes in assets and liabilities-
      Accounts receivable                    (5,886)       421
      Prepaid expenses and other                264        (32)
       current assets
      Accounts payable                         (436)       168
      Accrued expenses                        3,109        714
      Deferred revenues                         658       (995)
                                            -------     ------
         Net cash used in operating
         activities                          (8,347)    (6,224)
                                            -------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
   equipment                                 (1,154)      (731)
  Issuance of loan to founder                     -     (1,500)
  Purchases of marketable
   securities, net                           (2,975)    (2,965)
  Increase in other assets                     (124)      (242)
  Net cash acquired from the purchase
   of Waypoint                                  372          -
  Net cash used in the purchase of Folio    (11,400)         -
                                            -------     ------
         Net cash used in investing
         activities                         (15,281)    (5,438)
                                            --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term obligations             -        634
  Payments on long-term obligations               -        (71)
  Proceeds from issuance of redeemable
   convertible preferred stock, net of
   issuance costs                                 -     26,050
  Proceeds from issuance of common stock        508         19
                                            -------     ------
         Net cash provided by financing
         activities                             508     26,632
                                            -------     ------

  NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (23,120)    14,970

  CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                   49,765      3,712
                                            --------    -------
  CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                   $  26,645   $ 18,682
                                            ========    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Interest paid during the period          $       -   $     13
                                            ========    =======
  Taxes paid during the period             $      50   $      -
                                            ========    =======


SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITIES:
In connection with the acquisition of
 Waypoint (see Note 3), the following
 non-cash transaction occurred:
  Fair value of assets acquired            $   9,922   $      -
  Liabilities assumed                           (156)         -
  Issuance of common stock                    (9,548)         -
  Cash acquired                                 (590)         -
                                            --------    -------
  Cash acquired in acquisition,
   net of acquisition costs                $    (372)  $      -
                                            ========    =======

In connection with the acquisition of
 Folio (see Note 3), the following
 non-cash transaction occurred:
  Fair value of assets acquired            $  45,512   $      -
  Liabilities assumed                         (5,682)         -
  Issuance of common stock                   (18,430)         -
  Issuance of note payable                   (10,000)         -
                                             -------    -------
  Cash paid for acquisition and
   acquisition costs                       $  11,400   $      -
                                             =======    =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

  The consolidated financial statements of Open Market, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

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

 (b) Cash, Cash Equivalents and Marketable Securities

   The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities of less than three months at the time of acquisition. Marketable securities, consisting of investment grade commercial paper, corporate notes, and obligations of certain municipalities as of March 31, 1997, have maturities at the time of acquisition of greater than three months but less than one year. The average maturity of the Company's marketable securities is approximately five months.

 (c) Net Loss per Common and Common Equivalent Share

   For the three month period ended March 31, 1997, net loss per common and common equivalent share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period, including the weighted average number of shares to be issued or returned as part of the Folio acquisition as discussed in Note 3. For the three month period ended March 31, 1996, pro forma net loss per common and common equivalent share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period, including (i) the weighted average number of shares of common stock issuable upon conversion of all shares of Series A, B and C redeemable convertible preferred stock and (ii) stock options granted after March 31, 1995 and prior to the initial public offering as required by the Securities and Exchange Commission using the treasury stock method. Other common stock equivalents have not been included in either three month period, as the effect would be antidilutive. Historical net loss per share data for the three month period ended March 31, 1996 has not been presented, as such information is not considered to be relevant or meaningful.

   During the first quarter of 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which supersedes APB Opinion No. 15. The Company does not believe the adoption of this accounting standard will have any impact on the Company's financial position or results of operations.

3.  ACQUISITIONS

  (a) Waypoint Software Corporation

     On February 12, 1997, the Company acquired all of the outstanding shares of capital stock of Waypoint Software Corporation (Waypoint), a software development company specializing in the business-to-business industrial catalog segment of the Internet. As payment of the purchase price, the Company issued an aggregate of approximately 739,000 shares of its common stock to the stockholders of Waypoint and issued options to acquire approximately 6,000 shares of the Company's common stock at $0.456 per share to Waypoint option holders. The value of the shares of, and the options to acquire, the Company's common stock issued in connection with the acquisition was approximately $11,000,000 based on a weighted average market price, as defined, of the Company's freely tradable shares. The shares issued are subject to certain selling restrictions and, as a result, are not freely tradable. Therefore, for purposes of calculating aggregate consideration paid, the value of the shares issued was recorded at a discounted value. In addition, in connection with this acquisition, the Company has entered into employment agreements with certain of the principals of Waypoint under which the Company has agreed to pay bonuses in an aggregate amount of $1,200,000 over two years depending on certain future events, as defined. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Waypoint subsequent to February 12, 1997 are included in the Company's consolidated statements of operations.

     The aggregate purchase price of $9,922,000 consisted of the following:

         Description                Amount
         -----------------------  -----------
         Common stock              $9,548,000
         Assumed liabilities          156,000
         Acquisition costs            218,000
                                -------------
         Total purchase price:     $9,922,000
                                =============

     The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has preliminarily been allocated as follows:

          Description                            Amount
          -----------------------------------  -----------
          Current assets                        $  590,000
          Property, plant and equipment             76,000
          Other assets                               6,000
          In-process research & development      9,250,000
                                             -------------
          Total assets acquired:                $9,922,000
                                             =============


     The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial high risk development and testing prior to the reaching of technological feasibility.

  (b)   Folio Corporation

     On March 7, 1997, the Company acquired all of the outstanding shares of capital stock of Folio Corporation (Folio), a leading supplier of software for managing business-critical information. The purchase consideration was paid in the form of approximately 1,796,000 shares of common stock (898,000 shares issuable upon closing and an equal amount issuable in January 1998), $10,000,000 in cash upon closing and a $10,000,000, 8% interest-bearing note, which is payable over a period of up to two years in cash or a combination of cash and equity depending on certain future events, as defined. The value of the shares of the Company's common stock issued in connection with the acquisition was approximately $25,000,000 based on a weighted average market price, as defined, of the Company's freely tradable shares. As a portion of the shares will not be issued until January 1998 and the shares already issued are subject to certain selling restrictions, the shares are not freely tradable. Therefore, for purposes of calculating aggregate consideration paid, the value of the shares issued, including those to be issued in January 1998, was recorded at a discounted value. The purchase agreement also contained a provision allowing for a purchase price adjustment based on the change in the net assets of Folio from the estimated value at December 31, 1996 through the date of closing. As a result of this provision, the Company currently estimates that, subject to resolution between the parties based on a closing balance sheet audit, that the former stockholder of Folio will be required to return a portion of the shares of common stock issued in the transaction. Other equity in the accompanying consolidated balance sheet includes the value of the shares to be issued in January 1998, net of the value of the estimated shares to be returned upon completion of the closing balance sheet audit. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Folio subsequent to March 7, 1997 are included in the Company's consolidated statements of operations.

     The aggregate purchase price of $45,512,000 consisted of the following:

             Description                 Amount
             -----------------------  ------------
             Common stock              $18,430,000
             Cash paid                  10,000,000
             Note payable               10,000,000
             Assumed liabilities         5,682,000
             Acquisition costs           1,400,000
                                    --------------
             Total purchase price:     $45,512,000
                                    ==============

     The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has preliminarily been allocated as follows:

             Description                             Amount
             -----------------------------------  ------------
             Current assets                        $ 4,729,000
             Property, plant and equipment           6,605,000
             Other assets                               41,000
             In-process research & development      25,000,000
             Other acquired intangible assets        9,137,000
                                                --------------
             Total assets acquired:                $45,512,000
                                                ==============


     The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial high risk development and testing prior to the reaching of technological feasibility. The intangible assets are being amortized over five to seven years. The Company recorded approximately $135,000 of amortization expense relating to these intangible assets during the first quarter of 1997.

  (c) Pro forma results of operations

     The following unaudited pro forma combined results of operations of the Company assume that the Waypoint and Folio acquisitions were completed on January 1, 1997 and 1996, respectively (in thousands, except per share data):

                                   For the three months
                                     ended March 31,
                                 ---------------------
                                      1997       1996
                                 ----------  ---------
             Total revenues        $ 14,144   $ 6,742
             Net loss               (11,638)   (8,359)
             Net loss per share       (0.37)    (0.29)


     These pro forma amounts represent the historical operating results of Waypoint and Folio prior to their respective dates of acquisition, combined with those of the Company with appropriate adjustments which give effect to interest income, interest expense, amortization expense, as well as the exclusion of the charge for acquired in-process research and development. For the three month period ended March 31, 1996, the results of Waypoint have not been included as they had not yet commenced operations. These pro forma results are not necessarily indicative of operating results which would have occurred if the Waypoint and Folio acquisitions had been operated by current management during the periods presented.

4.  STOCKHOLDERS' EQUITY

  (a) 1994 Stock Incentive Plan

     The 1994 Stock Incentive Plan (the 1994 Plan) allows for the issuance of up to 13,001,000 shares of the Company's common stock through the grant of incentive stock options, nonqualified stock options or the issuance of restricted common stock to employees and consultants.

     A summary of stock option activity under the 1994 Plan is as follows:

                                          Number of Shares    Exercise Price
                                                                 Per Share
                                        -------------------  -------------------
  Outstanding, December 31, 1996........         4,967,331    $.17   -  $35.13
      Granted...........................           541,501     .46   -   15.75
      Exercised.........................          (427,500)    .17   -   12.00
      Terminated........................          (197,361)    .25   -   21.50
                                        ------------------    ----------------
  Outstanding, March 31, 1997...........         4,883,971    $.17   -  $35.13
                                        ==================    ================
  Exercisable, March 31, 1997...........         2,023,435    $.17   -  $35.13
                                        ==================    ================

  (b) 1996 Employee Stock Purchase Plan

     Under the 1996 Employee Stock Purchase Plan (the Purchase Plan), the Company has reserved 250,000 shares of its common stock for issuance in accordance with the Purchase Plan. Under the terms of the Purchase Plan, employees who meet certain eligibility requirements may purchase shares of the Company's common stock at 85% of the closing price of the common stock on the first or last day of each six-month offering period, whichever is lower. Upon the completion of the first offering period on January 31, 1997, the Company issued 24,067 shares for gross proceeds of approximately $325,000.

5.  SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

  During the first quarter of 1996, the Company recorded revenues from one customer which accounted for 75% of the Company's total revenues for that period. The Company did not have any customers during the first quarter of 1997 which accounted for greater than 10% of total revenues.


    The Company has entered into agreements with certain stockholders which provide for product and service revenues. The Company believes that the terms of these transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company recognized revenues from certain stockholders of approximately $721,000 for the three month period ended March 31, 1997.

6.  SUBSEQUENT EVENT

  On May 13, 1997 the Company announced it had entered into a software license and distribution agreement with Raptor Systems, Inc. of Waltham, Massachusetts, granting exclusive worldwide marketing and distribution rights to the Company's Axcess product for approximately $6,000,000. The Company will continue development of the technology and has agreed to make specified product deliverables during the remaining three quarters of 1997. Revenues from the transaction will be recognized as the specified products are delivered and services are rendered.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS

OVERVIEW

  Open Market, Inc. (the Company) develops, markets, licenses and supports high performance software products that allow its customers to engage in business-to-consumer and business-to-business Internet commerce and to deploy Internet-based business applications within an enterprise (Intranet). See Recent Developments. During the first quarter of 1997, the Company completed two significant acquisitions that represent its entry into the "front office" market. These acquisitions were of Waypoint Software Corporation (Waypoint) and Folio Corporation (Folio). Waypoint specializes in the business-to-business industrial catalog segment of the Internet and Folio is a leading supplier of software for managing business-critical information.

REVENUES

  Total revenues were approximately $11,358,000 for the three months ended March 31, 1997, a significant increase from approximately $2,675,000 for the three months ended March 31, 1996. In the first quarter of 1996, one customer accounted for 75% of the Company's total revenues. There were no customers in the first quarter of 1997 which accounted for more than 10% of the Company's total revenues. While in any particular quarter a single customer may account for a material portion of revenues, the Company does not expect that it will derive a material portion of its future revenues from a single customer.

  Product revenues were approximately $9,056,000 or 80% of total revenues for the three months ended March 31, 1997 compared to approximately $2,248,000 or 84% of total revenues for the corresponding period of 1996. During the second quarter of 1996, the Company began commercial shipment and recognizing revenues on Transact/TM/, its flagship product for Internet commerce, SecureLink/TM/, a commerce enabling technology, and Axcess/TM/, a product that manages access control (see Recent Developments). Revenues from these products, combined with revenues from products of Folio, which was acquired in March 1997, comprised the majority of the Company's revenues during the first quarter of 1997. Product revenues for the first quarter of 1996 included an initial $2 million license fee from a reseller for the right to sublicense the Company's Web server products. Royalty revenues from the Company's reseller arrangements are recognized when earned. The Company believes that product revenues as a percentage of total revenues will fluctuate on a quarterly basis.

  Service revenues were approximately $2,302,000 or 20% of total revenues for the three months ended March 31, 1997 compared to approximately $427,000 or 16% of total revenues for the corresponding period of 1996. Service revenues relate to (i) development, consulting and other services performed for certain customers to assist them in their development of services and products for the Internet and (ii) customer support services, which include postcontract customer support, installation, training and other services related to product sales.


COST OF REVENUES

  Cost of product revenues increased to approximately $866,000 for the three month period ended March 31, 1997 from approximately $137,000 for the three month period ended March 31, 1996. For the three month period ended March 31, 1996, cost of product revenues consisted primarily of the costs to distribute the products, including the cost of media on which they are delivered. In the three month period ended March 31, 1997, cost of product revenues also included third-party royalties for technology incorporated in certain products of the Company. Management believes that these costs as a percentage of product revenues may increase in the future as the Company's sales of these products increase and as it incorporates more third-party technology in its products.

  Cost of service revenues increased to approximately $2,122,000 for the three month period ended March 31, 1997 from approximately $297,000 for the three month period ended March 31, 1996. Cost of service revenues consists primarily of personnel and related costs incurred in providing development, consulting and other services to customers. The increase is primarily attributable to costs associated with the higher service revenues and the expansion of the Company's consulting practice. The decrease in the gross margins from the first quarter of 1996 to the first quarter of 1997 is primarily attributable to the opening of a European support center and the expansion of the Company's consulting practice during the second half of 1996. Management believes these margins will improve during 1997 as the Company's service business expands.

OPERATING EXPENSES

  Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and consultants, as well as the costs associated with marketing programs, advertising costs and literature. These expenses increased to approximately $7,982,000 for the three month period ended March 31, 1997, from approximately $4,119,000 for the three month period ended March 31, 1996. The substantial increase in these expenses for this period was primarily attributable to increases in the number of domestic and foreign sales and marketing personnel, sales commissions, the Company's acquisition of Folio during the first quarter of 1997, and, to a lesser extent, the preparation and distribution of new product sales literature. The Company intends to increase selling and marketing expenditures in future periods.

  Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain purchased technology, as well as equipment and facility costs related to such activities. These expenses increased to approximately $5,375,000 for the three month period ended March 31, 1997, from approximately $3,701,000 for the three month period ended March 31, 1996. The substantial increase in these periods was primarily attributable to the Company's acquisitions of Waypoint and Folio during the first quarter of 1997 and the hiring of additional software engineers and consultants to develop and enhance the Company's products. Qualifying capitalizable software development costs were immaterial in both periods, and accordingly, the Company has charged all such expenses to research and development in the period incurred. The Company believes that significant investments in research and development are required to remain competitive in the software industry. As a result, the Company intends to increase the amounts of its research and development expenditures in the future. Certain research and development expenditures are incurred substantially in advance of the related revenue and in some cases do not generate revenue.

  General and administrative expenses consist primarily of the cost of finance, management and administrative personnel, as well as legal and other professional fees. These expenses increased to approximately $2,371,000 for the three month period ended March 31, 1997 from approximately $1,469,000 for the three month period ended March 31, 1996. The substantial increase for these periods was primarily attributable to the Company's acquisitions of Waypoint and Folio during the first quarter of 1997, the hiring of additional management and administrative personnel to support the expansion of the Company's operations and, to a lesser extent, an increase in legal and other professional fees. The Company intends to increase general and administrative expenditures in future periods.

  In connection with the acquisitions of Waypoint in February 1997 and Folio in March 1997, the Company allocated $9,250,000 and $25,000,000, respectively, of the purchase price to acquired in-process research and development.
Accordingly, these costs were expensed as of the acquisition dates. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial high risk development and testing prior to the reaching of technological feasibility. The technology acquired in the acquisitions of Waypoint and Folio have required, and will continue to require, substantial additional development by the Company.

  Interest income represents interest earned on cash, cash equivalents, marketable securities and a loan to a founder. Interest income increased to approximately $890,000 for the three month period ended March 31, 1997, from approximately $200,000 for the three month period ended March 31, 1996. The increase is primarily attributable to higher average investments in cash, cash equivalents and marketable securities during the periods, primarily as a result of the closing of the Company's initial public offering in May 1997 and the sale of Series C Redeemable Convertible Preferred Stock in January 1997. Interest expense was approximately $50,000 for the three month period ended March 31, 1997, compared to approximately $19,000 for the three month period ended March 31, 1996. Interest expense relates primarily to the Company's note payable issued in conjunction with the Folio acquisition and an obligation under a license agreement, as well as an equipment line of credit and term notes payable, both of which were paid off during the second quarter of 1997. Other expense of $36,000 for the first quarter of 1997 represents foreign currency translation losses.

  The Company has recorded a provision for foreign income taxes of $340,000 for the three month period ended March 31, 1997 relating to estimated taxes due in foreign jurisdictions. The Company has had losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes.

RECENT DEVELOPMENTS

  On May 13, 1997 the Company announced it had entered into a software license and distribution agreement with Raptor Systems, Inc. of Waltham, Massachusetts, granting exclusive worldwide marketing and distribution rights to the Company's Axcess product for approximately $6,000,000. The Company will continue development of the technology and has agreed to make specified product deliverables during the remaining three quarters of 1997. Revenues from the transaction will be recognized as the specified products are delivered and services are rendered.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1997, the Company had approximately $51,888,000 in cash, cash equivalents and marketable securities, a decrease of $20,145,000 from December 31, 1996. The Company paid $11,400,000 of cash for part of the purchase price and the acquisition costs of Folio in March 1997.

  The Company's operating activities utilized cash and cash equivalents of approximately $8,347,000 and $6,224,000 for the three month periods ended March 31, 1997 and 1996, respectively. Accounts receivable increased by $9,292,000 to $14,418,000 from December 31, 1996 to March 31, 1997, primarily as a result of the timing of revenues during the quarter, the accounts receivable acquired from Folio and the significant increase in first quarter revenues as compared to the fourth quarter of 1996. Accrued expenses increased by $6,378,000 to $12,058,000 from December 31, 1996 to March 31, 1997, primarily as a result of liabilities assumed in the Waypoint and Folio acquisitions and the acquisition costs incurred with regards to these transactions, as well as a general increase in liabilities due to the Company's increased expenditures.

  The Company's investing activities used cash and cash equivalents of approximately $15,281,000 and $5,438,000 for the three month periods ended March 31, 1997 and 1996, respectively. The principal uses for the three months ended March 31, 1997 were the $11,400,000 paid for part of the purchase price and the acquisition costs of Folio, a $2,975,000 increase in marketable securities and to purchase $1,154,000 of property and equipment.

  The Company's financing activities provided cash and cash equivalents of approximately $508,000 and $26,632,000 for the three month periods ended March 31, 1997 and 1996, respectively. During the first quarter of 1996, the Company raised $26,050,000 through the private issuance of preferred stock. During the first quarter of 1997, the Company issued stock as a result of stock option exercises and under the Employee Stock Purchase Plan.

  Capital expenditures were approximately $1,154,000 for the three month period ended March 31, 1997. While the Company has no material purchase commitments as of March 31, 1997, in March 1997, the Company entered into a facility lease for its new corporate headquarters under which the Company will pay approximately $32,352,000 from February 1998 through February 2010. The Company estimates that capital expenditures for the remainder of 1997 will range from approximately $11,000,000 to $12,000,000.

  At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $39,000,000. These losses are available to reduce federal and state taxable income, if any, in future years. These losses are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. The Company believes that it has experienced a change in ownership in excess of 50%. The Company does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards.

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

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

            Exhibit 11  Computation of Earnings Per Share.

            Exhibit 27  Financial Data Schedule

       (b) During the first quarter of 1997, the Company filed the following reports on Form 8-K:

            (i) Current Report on Form 8-K dated February 27, 1997 reporting under Item 2 the Company's acquisition of Waypoint Software Corporation.

            (ii) Current Report on Form 8-K dated March 24, 1997 reporting under
                 Item 2 the Company's acquisition of Folio Corporation.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             OPEN MARKET, INC.
                               (Registrant)



Date: May 13, 1997  By:   /s/ Gary B. Eichhorn
                          --------------------
                              GARY B. EICHHORN,
                              PRESIDENT & CHIEF EXECUTIVE OFFICER



Date: May 13, 1997  By:   /s/ Regina O. Sommer
                          --------------------
                              REGINA O. SOMMER,
                              CHIEF FINANCIAL OFFICER
                              (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

EXHIBIT INDEX
---------------

EXHIBIT NO.      DESCRIPTION                        PAGE
---------------  ---------------------------------  ----

   11            Computation of Earnings Per Share    17

   27            Financial Data Schedule (EDGAR)      18