Form 10-Q
period 1997-06-30
OPEN MARKET INC
filed 1997-08-14
CIK 926019

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

     For the quarterly period ended June 30, 1997

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



As of July 31, 1997, there were 30,810,727 shares of the Registrant's Common Stock outstanding.

================================================================================

                               OPEN MARKET, INC.

                               TABLE OF CONTENTS

                                                               Page
                                                               ----
PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 1997 and
      December 31, 1996                                           3


     Consolidated Statements of Operations for the three
      months and six months ended June 30, 1997 and 1996          4


     Consolidated Statements of Cash Flows for the six
      months ended June 30, 1997 and 1996                         5


     Notes to Consolidated Financial Statements                   6

  ITEM 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                        12

PART II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                     17

  ITEM 2.  Changes in Securities                                 17

  ITEM 3.  Defaults Upon Senior Securities                       17

  ITEM 4.  Submission of Matters
            to a Vote of Security Holders                        17

  ITEM 5.  Other Information                                     17

  ITEM 6.  Exhibits and Reports on Form 8-K                      18

SIGNATURES                                                       18

EXHIBIT INDEX                                                    19


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               OPEN MARKET, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                          JUNE 30,   DECEMBER 31,
                                            1997         1996
                                        -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents               $ 37,203       $ 49,765
  Marketable securities                      9,664         22,268
  Accounts receivable, net of
   allowances of $849 and
    $200, respectively                      11,741          5,126

  Loan to founder                            1,500          1,500
  Prepaid expenses and other
   current assets                            1,611          1,468
                                        -----------  ------------
    Total current assets                    61,719         80,127
                                        -----------  ------------

Property, plant and equipment, at cost:
  Computers and office equipment            10,562          6,194
  Land & building                            4,200              -
  Leasehold improvements                     1,356          1,081
  Furniture & fixtures                         719            493
                                        -----------  ------------
                                            16,837          7,768
  Less: Accumulated depreciation and
   amortization                              4,349          2,568
                                        -----------  ------------
                                            12,488          5,200

Intangible assets, net (Note 3)              8,597              -
Other assets                                 1,781            475
                                        -----------  ------------
                                          $ 84,585       $ 85,802
                                        ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $  3,183       $  4,338
  Note payable (Note 3)                     10,000              -
  Accrued expenses                          14,621          5,680
  Deferred revenues                          4,362          3,254
  Current maturities of long-term
   obligations                                  39             35
                                        -----------  ------------
    Total current liabilities               32,205         13,307
                                        -----------  ------------

Long-term obligations, net of current
 maturities                                     89            128

Stockholders' equity:
  Preferred stock, $.10 par value -
    Authorized - 2,000,000 shares;
    Issued and outstanding - none                -              -
  Common stock, $.001 par value -
    Authorized - 100,000,000 shares;
    Issued and outstanding -
    30,740,583 shares and 28,565,246
    shares at June 30, 1997 and
    December 31, 1996, respectively             31             28
  Additional paid-in capital               136,962        114,977
  Deferred compensation                       (330)             -
  Other equity (Note 3)                      6,920              -
  Accumulated deficit                      (91,292)       (42,638)
                                        -----------  ------------
    Total stockholders' equity              52,291         72,367
                                        -----------  ------------
                                          $ 84,585       $ 85,802
                                        ===========  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                        -------------------------------    ----------------------------
                                           1997                1996           1997               1996
                                        ----------        -------------    ----------         ----------
REVENUES:
     Product revenues                      $12,433              $ 3,002      $ 21,489           $  5,250
     Service revenues                        3,101                1,706         5,403              2,133
                                        ----------        -------------    ----------         ----------
               Total revenues               15,534                4,708        26,892              7,383
                                        ----------        -------------    ----------         ----------

COST OF REVENUES:
     Product revenues                          639                  132         1,505                269
     Service revenues                        2,400                1,160         4,522              1,457
                                        ----------        -------------    ----------         ----------
               Total cost of revenues        3,039                1,292         6,027              1,726
                                        ----------        -------------    ----------         ----------
                                        ----------        -------------    ----------         ----------
               Gross profit                 12,495                3,416        20,865              5,657
                                        ----------        -------------    ----------         ----------

OPERATING EXPENSES:
     Selling and marketing                   9,590                5,162        17,572              9,281
     Research and development                7,461                3,927        12,836              7,628
     General and administrative              3,284                1,512         5,655              2,981
     Acquired in-process research &
      development (Note 3)                       -                    -        34,250                  -
                                        ----------        -------------    ----------         ----------
        Total operating expenses            20,335               10,601        70,313             19,890
                                        ----------        -------------    ----------         ----------
                                        ----------        -------------    ----------         ----------
        Loss from operations                (7,840)              (7,185)      (49,448)           (14,233)
                                        ----------        -------------    ----------         ----------
                                        ----------        -------------    ----------         ----------
OTHER INCOME (EXPENSE) :
    Interest Income                            710                  571         1,600                771
    Interest expense                          (220)                 (45)         (270)               (64)
    Other expense                              (49)                   -           (85)                 -
                                        ----------        -------------    ----------         ----------
LOSS BEFORE PROVISION FOR INCOMES TAXES     (7,399)              (6,659)      (48,203)           (13,526)
                                        ----------        -------------    ----------         ----------
PROVISION FOR FOREIGN INCOME TAXES             111                    -           451                  -
                                        ----------        -------------    ----------         ----------
NET LOSS                                   $(7,510)             $(6,659)     $(48,654)          $(13,526)
                                        ==========        =============    ==========         ==========

NET LOSS PER COMMON AND COMMON
    EQUIVALENT SHARE (NOTE 2)               $(0.24)              $(0.24)       $(1.60)            $(0.50)
                                        ==========        =============    ==========         ==========
WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING (NOTE 2)             31,328               27,274        30,459             26,877
                                        ==========        =============    ==========         ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                              -----------------------------
                                                   1997             1996
                                              -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $(48,654)        $(13,526)
   Adjustments to reconcile net
     loss to net cash used in
     operating activities:
       Depreciation and amortization               1,781              769
       Amortization of intangible assets             540                -
       Charge associated with acquired
         in-process research & development        34,250                -
       Changes in assets and liabilities-
           Accounts receivable                    (3,209)            (239)
           Prepaid expenses and other
            current assets                           176             (775)
           Accounts payable                       (1,155)             428
           Accrued expenses                        5,674            1,791
           Deferred revenues                        (538)            (949)
                                               ---------        ---------
             Net cash used in
              operating activities               (11,135)         (12,501)
                                               ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant
     and equipment                                (2,387)          (1,456)
   Issuance of loan to founder                         -           (1,500)
   Sales of marketable securities, net            12,604           (7,905)
   Increase in other assets                       (1,180)             (42)
   Net cash acquired from the
    purchase of Waypoint                             372                -
   Net cash used in the purchase
    of Folio                                     (11,400)               -
                                               ---------        ---------
             Net cash used in
              investing activities                (1,991)         (10,903)
                                               ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term obligations                 -              650
   Payments on long-term obligations                 (35)          (1,485)
   Proceeds from issuance of
    redeemable convertible preferred
    stock, net of issuance costs                       -           26,050
   Proceeds from initial public
    offering, net of issuance costs                    -           76,127
   Proceeds from issuance of
    common stock                                     599              136
                                               ---------        ---------
             Net cash provided by
              financing activities                   564          101,478
                                               ---------        ---------


   NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                         (12,562)          78,074

   CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                           49,765            3,712
                                               ---------        ---------
   CASH AND CASH EQUIVALENTS,
    END OF PERIOD                               $ 37,203         $ 81,786
                                               =========        =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Interest paid during the period              $     17         $     64
                                               =========        =========
   Taxes paid during the period                 $     66         $      -
                                               =========        =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITIES:
Conversion of redeemable
  convertible preferred stock
  into common stock                             $      -         $ 38,155
                                               =========        =========
In connection with the
  acquisition of Waypoint (see
  Note 3), the following
  non-cash transaction occurred:
    Fair value of assets acquired               $  9,922         $      -
    Liabilities assumed                             (156)               -
    Issuance of common stock                      (9,548)               -
    Cash acquired                                   (590)               -
                                               ---------        ---------
    Cash acquired in acquisition, net
      of acquisition costs                      $   (372)        $      -
                                               =========        =========


In connection with the acquisition of
  Folio (see Note 3), the following
  non-cash transaction occurred:
    Fair value of assets acquired              $ 45,512         $      -
    Liabilities assumed                         (5,682)                -
    Issuance of common stock                   (18,430)                -
    Issuance of note payable                   (10,000)                -
                                             ---------         ---------
    Cash paid for acquisition
     and acquisition costs                    $ 11,400                 -
                                             =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

  The consolidated financial statements of Open Market, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosure required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

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

 (b) Cash, Cash Equivalents and Marketable Securities

     The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities of less than three months at the time of acquisition. Marketable securities consist of investment grade commercial paper and corporate bonds with maturities at the time of acquisition of greater than three months but less than one year. The average maturity of the Company's marketable securities is approximately seven months.

 (c) Net Loss per Common and Common Equivalent Share

     For the three and six month periods ended June 30, 1997, net loss per common and common equivalent share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period, including the weighted average number of shares to be issued or returned as part of the Folio acquisition as discussed in Note 3. For the three and six month periods ended June 30, 1996, pro forma net loss per common and common equivalent share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period, including (i) the weighted average number of shares of common stock issuable upon conversion of all shares of Series A, B and C Redeemable Convertible Preferred Stock and (ii) stock options granted after March 31, 1995 and prior to the initial public offering as required by the Securities and Exchange Commission using the treasury stock method. Other common stock equivalents have not been included in either the three or six month periods, as the effect would be antidilutive.

     During the first quarter of 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which supersedes APB Opinion No. 15. The Company does not believe the adoption of this accounting standard will have any impact on the Company's financial position or results of operations.


3.  ACQUISITIONS

   (a) Waypoint Software Corporation

     On February 12, 1997, the Company acquired all of the outstanding shares of capital stock of Waypoint Software Corporation (Waypoint), a software development company specializing in the business-to-business industrial catalog segment of the Internet. As payment of the purchase price, the Company issued an aggregate of approximately 739,000 shares of its common stock to the stockholders of Waypoint and issued options to acquire approximately 6,000 shares of the Company's common stock at $0.456 per share to Waypoint option holders. The value of the shares of, and the options to acquire, the Company's common stock issued in connection with the acquisition was approximately $11,000 based on a weighted average market price, as defined, of the Company's freely tradable shares. The shares issued were subject to certain selling restrictions and, as a result, were not freely tradable. Therefore, for purposes of calculating aggregate consideration paid, the value of the shares issued was recorded at a discounted value. In addition, in connection with this acquisition, the Company has entered into employment agreements with certain of the principals of Waypoint under which the Company has agreed to pay bonuses in an aggregate amount of $1,200 over two years depending on certain future events, as defined. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Waypoint subsequent to February 12, 1997 are included in the Company's consolidated statements of operations. The shares of common stock of the Company issued to the former stockholders of Waypoint have been registered for resale pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on June 11, 1997.

     The aggregate purchase price of $9,922 consisted of the following:

          Description                    Amount
          -----------------------        ------
          Common stock                     $9,548
          Assumed liabilities                 156
          Acquisition costs                   218
                                        ---------
          Total purchase price:            $9,922
                                        =========

     The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has preliminarily been allocated as follows:

            Description                          Amount
            -----------                          ------
            Current assets                        $  590
            Property, plant and equipment             76
            Other assets                               6
            In-process research & development      9,250
                                               ---------
            Total assets acquired:                $9,922
                                               =========

     The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to the reaching of technological feasibility. However, there can be no assurance that these projects will reach technological feasibility or develop into products that may be sold profitably by the Company. The technology acquired in the acquisition of Waypoint has required, and will continue to require, substantial additional development by the Company.

  (b)   Folio Corporation

     On March 7, 1997, the Company acquired all of the outstanding shares of capital stock of Folio Corporation (Folio), a leading supplier of software for managing business-critical information. The purchase consideration was paid in the form of approximately 1,796,000 shares of common stock (898,000 shares issuable upon closing and an equal amount issuable in January 1998), $10,000 in cash upon closing and a $10,000, 8% interest-bearing note, which is payable over a period of up to two years in cash or a combination of cash and equity depending on certain future events, as defined. The value of the shares of the Company's common stock issued in connection with the acquisition was approximately $25,000 based on a weighted average market price, as defined, of the Company's freely tradable shares. As a portion of the shares will not be issued until January 1998 and the shares already issued are subject to certain selling restrictions, the shares are not freely tradable. Therefore, for purposes of calculating aggregate consideration paid, the value of the shares issued, including those to be issued in January 1998, was recorded at a discounted value. The purchase agreement also contained a provision allowing for a purchase price adjustment based on the change in the net assets of Folio from the estimated value at December 31, 1996 through the date of closing. As a result of this provision, the Company currently estimates that, subject to resolution between the parties based on a closing balance sheet audit, that the former stockholder of Folio will be required to return a portion of the shares of common stock issued in the transaction. Other equity in the accompanying consolidated balance sheet includes the value of the shares to be issued in January 1998, net of the value of the estimated shares to be returned upon completion of the closing balance sheet audit and resolution of purchase price adjustments. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Folio subsequent to March 7, 1997 are included in the Company's consolidated statements of operations.

The aggregate purchase price of $45,512 consisted of the following:

          Description               Amount
          -----------               ------
          Common stock              $18,430
          Cash paid                  10,000
          Note payable               10,000
          Assumed liabilities         5,682
          Acquisition costs           1,400
                                 ----------
          Total purchase price:     $45,512
                                 ==========

     The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has preliminarily been allocated as follows:

          Description                             Amount
          -----------                             ------
          Current assets                         $ 4,729
          Property, plant and equipment            6,605
          Other assets                                41
          In-process research & development       25,000
          Other acquired intangible assets         9,137
                                                 -------
          Total assets acquired:                 $45,512
                                                 =======

     The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to reaching technological feasibility. However, there can be no assurance that these projects will reach technological feasibility or develop into products that may be sold profitably by the Company. The technology acquired in the acquisition of Folio has required, and will continue to require substantial additional development by the Company. The intangible assets are being amortized over five to seven years. The Company recorded approximately $540 of amortization expense relating to these intangible assets during the first half of 1997.


  (c) Pro forma results of operations

     The following unaudited pro forma combined results of operations of the Company assume that the Waypoint and Folio acquisitions were completed on January 1, 1997 and 1996, respectively (in thousands, except per share data):

                        For the three         For the six
                            months              months
                        ended June 30,      ended June 30,
                     ----------------------------------------

                         1997      1996       1997     1996
                     ---------  ---------  -------- ---------

Total revenues        $15,534    $ 8,525   $ 29,637  $ 15,394
Net loss               (7,510)    (9,687)   (17,412)  (17,734)
Net loss per share    $ (0.24)   $ (0.34)  $  (0.56) $  (0.61)

     These pro forma amounts represent the historical operating results of Waypoint and Folio prior to their respective dates of acquisition, combined with those of the Company with appropriate adjustments which give effect to interest income, interest expense, amortization expense, as well as the exclusion of the charge for acquired in-process research and development. For the three and six month periods ended June 30, 1996, the results of Waypoint have not been included as they had not yet commenced operations. These pro forma results are not necessarily indicative of operating results which would have occurred if the Waypoint and Folio acquisitions had been operated by current management during the periods presented.

4.  STOCKHOLDERS' EQUITY

  (a) 1994 Stock Incentive Plan

   The 1994 Stock Incentive Plan, as amended, (the 1994 Plan) allows for the issuance of up to 15,201,000 shares of the Company's common stock through the grant of incentive stock options, nonqualified stock options or the issuance of restricted common stock to employees and consultants.

  A summary of stock option activity under the 1994 Plan is as follows:

                                  Number of Shares    Exercise Price
                                                         Per Share
                                ------------------  ------------------
Outstanding, December 31, 1996..         4,967,331    $.17  -   $35.13
Granted.........................         2,002,386     .25  -    15.75
Exercised.......................          (514,701)    .17  -    12.00
Terminated......................          (308,707)    .25  -    21.50
                                ------------------  ------------------

Outstanding, June 30, 1997......         6,146,309    $.17  -   $35.13
                                ==================  ==================
Exercisable, June 30, 1997......         2,153,109    $.17  -   $35.13
                                ==================  ==================

     The Company records deferred compensation when stock options are granted at an exercise price per share that is less than the fair market value on the date of the grant. Deferred compensation is recorded in an amount equal to the excess of the fair market value per share over the exercise price multiplied by the number of options granted. During the three month period ended June 30, 1997, the Company recorded $330 of deferred compensation for the grant of 30,000 options as described above. Deferred compensation will be recognized as an expense over the estimated vesting period of the underlying options. Additionally, in connection with the modification of a certain option agreement, the Company recorded $50 in compensation expense during the three month period ended June 30, 1997.

  (b) 1996 Employee Stock Purchase Plan

     Under the 1996 Employee Stock Purchase Plan (the Purchase Plan), the Company has reserved 250,000 shares of its common stock for issuance in accordance with the Purchase Plan. Under the terms of the Purchase Plan, employees who meet certain eligibility requirements may purchase shares of the Company's common stock at 85% of the closing price of the common stock on the first or last day of each six-month offering period, whichever is lower. Upon the completion of the second offering period on July 31, 1997, the Company issued 35,260 shares for gross proceeds of approximately $333.

5.  SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

     The Company recorded revenues of greater than 10% of total revenues from the following customers during the following periods:

                                    SIGNIFICANT      PERCENTAGE OF
                                    -----------  ---------------------
                                     CUSTOMERS     CUSTOMER REVENUES
                                    -----------  ---------------------


                                                    A*   B    C*   D
                                                    --   --   --   --
Three months ended June 30, 1997....      1         26%   -    -    -

Three months ended June 30, 1996....      2          -   24%  22%   -

Six months ended June 30, 1997......      1         16%   -    -    -

Six months ended June 30, 1996......      3          -   16%  14%  34%

-------------
* These customers are related parties as discussed below.

  During the second quarter, the Company entered into a software license and distribution agreement with Raptor Systems, Inc. of Waltham, Massachusetts, (Raptor) pursuant to which, the Company granted to Raptor exclusive worldwide marketing and distribution rights to the Company's Axcess product for approximately $6,000. The Company will continue development of Axcess and has agreed to make specified product deliverables during the remaining two quarters of 1997. Revenues from this transaction will be recognized as the specified Axcess products are delivered and services are rendered. During the second quarter of 1997, the Company delivered certain Axcess products and as a result recognized approximately $4,000 in revenues. Raptor and the Company share a common board member who represents an investor who has an ownership interest in both companies.

  Customer C is a related party through its stock ownership in the Company. The Company has entered into agreements with certain related parties which provide for product and service revenues. The Company believes that the terms of these transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company recognized revenues from certain stockholders of approximately $4,103 and $5,024 for the three and six month period ended June 30, 1997, respectively and $1,510 and $1,667 for the three and six month period ended June 30, 1996, respectively. As of June 30, 1997, there are no accounts receivable and deferred revenue balances for related parties.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS  (IN THOUSANDS, EXCEPT SHARE DATA)
            --------------------------------------------------------

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

REVENUES

  Total revenues were approximately $15,534 and $26,892 for the three and six months ended June 30, 1997, a significant increase from approximately $4,708 and $7,383 for the three and six months ended June 30, 1996. One customer accounted for 26% and 16% of the Company's total revenue during the first three and six months ended June 30, 1997. Three customers accounted for an aggregate of approximately 64% of total revenues for the six months ended June 30, 1996, two of which accounted for an aggregate of 46% of total revenues for the second quarter of 1996. While in any particular quarter a single customer may account for a material portion of revenues, the Company does not expect that it will derive a material portion of its future revenues from a single customer.

  Product revenues were approximately $12,433 or 80% of total revenues for the three months ended June 30, 1997 compared to $3,002 or 64% of total revenues for the three months ended June 30, 1996. Product revenues were approximately $21,489 or 80% of total revenues for the six month period ended June 30, 1997 compared to $5,250 or 71% of total revenues for the six months ended June 30,1996. During the second quarter of 1996, the Company began commercial shipment and recognizing revenues on Transact/TM/, its flagship product for Internet commerce, SecureLink/TM/, a commerce enabling technology, and Axcess/TM/, a product that manages access control. Revenues from these products, combined with revenues from products of Folio, which was acquired in March 1997, comprised the majority of the Company's revenues during the first half of 1997. The Company has delivered certain products during the first six months of 1997 to Raptor which allowed the Company to recognize approximately $4,200 in product revenues. Product revenues for the first half of 1996 included an initial $2,000 license fee from a reseller for the right to sublicense the Company's Web server products. Royalty revenues from the Company's reseller arrangements are recognized when earned. The Company believes that product revenues as a percentage of total revenues will fluctuate on a quarterly basis.

  Service revenues were approximately $3,101 or 20% of total revenues for the three months ended June 30, 1997 compared to $1,706 or 36% of total revenues for the three months ended June 30, 1996. Service revenues were approximately $5,403 or 20% of total revenues for the six months ended June 30, 1997 compared to $2,133 or 29% of total revenues for the six months ended June 30, 1996. Service revenues relate to (i) development, consulting and other services performed for certain customers to assist them in their development of services and products for the Internet and (ii) customer support services, which include postcontract customer support, installation, training and other services related to product sales.

COST OF REVENUES

  Cost of product revenues increased to approximately $639 for the three month period ended June 30, 1997 from approximately $132 for the three month period ended June 30, 1996. Cost of product revenues were approximately $1,505 for the six month period ended June 30, 1997 compared to $269 for the six months ended June 30, 1996. In the six month period ended June 30, 1997, cost of product revenues included the cost to distribute products as well as third-party royalties for technology incorporated into certain products of the Company. Management believes that these costs as a percentage of product revenues may increase in the future as the Company's sales of these products increase and as it incorporates more third-party technology into its products. For the six month period ended June 30, 1996, cost of product revenues consisted primarily of the costs to distribute the products, including the cost of media on which they are delivered.

Cost of service revenues increased to approximately $2,400 for the three month period ended June 30, 1997 from approximately $1,160 for the three month period ended June 30, 1996. Cost of service revenues were approximately $4,522 for the six month period ended June 30, 1997 compared to $1,457 for the six months ended June 30, 1996. Cost of service revenues consists primarily of personnel and related costs incurred in providing development, consulting and other services to customers. The increase is primarily attributable to costs associated with the higher service revenues and the expansion of the Company's consulting practice. The decrease in the gross margins from the first half of 1996 to the first half of 1997 is primarily attributable to the opening of a European support center and the expansion of the Company's consulting practice. Management believes these margins will improve during 1997 as the Company's service business expands.

 OPERATING EXPENSES

  Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and consultants, as well as the costs associated with marketing programs, advertising costs and literature. These expenses increased to approximately $9,590 and $17,572 for the three and six month periods ended June 30, 1997, respectively, from approximately $5,162 and $9,281 for the three and six month periods ended June 30, 1996, respectively. The substantial increase in these expenses for these periods was primarily attributable to increases in the number of domestic and foreign sales and marketing personnel, sales commissions, the Company's acquisition of Folio during the first quarter of 1997, and, to a lesser extent, the preparation and distribution of new product sales literature. The Company intends to increase selling and marketing expenditures in future periods.

  Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain purchased technology, as well as equipment and facilities costs related to such activities. These expenses increased to approximately $7,461 and $12,836 for the three and six month periods ended June 30, 1997, respectively, from approximately $3,927 and $7,628 for the three and six month periods ended June 30, 1996, respectively. The substantial increase in these periods was primarily attributable to the Company's acquisitions of Waypoint and Folio during the first quarter of 1997 and the hiring of additional software engineers and consultants to develop and enhance the Company's products. Qualifying capitalizable software development costs were immaterial in both periods, and accordingly, the Company has charged all such expenses to research and development in the period incurred. The Company believes that significant investments in research and development are required to remain competitive in the software industry. As a result, the Company intends to increase the amounts of its research and development expenditures in the future. Certain research and development expenditures are incurred substantially in advance of the related revenue and in some cases do not generate revenue.


  General and administrative expenses consist primarily of the cost of finance, management and administrative personnel, as well as legal and other professional fees. These expenses increased to approximately $3,284 and $5,655 for the three and six month periods ended June 30, 1997, respectively, from approximately $1,512 and $2,981 for the three and six month periods ended June 30, 1996, respectively. The substantial increase for these periods was primarily attributable to the Company's acquisitions of Waypoint and Folio during the first quarter of 1997, the hiring of additional management and administrative personnel to support the expansion of the Company's operations and, to a lesser extent, an increase in legal and other professional fees. The Company intends to increase general and administrative expenditures in future periods.

  In connection with the acquisitions of Waypoint in February 1997 and Folio in March 1997, the Company allocated $9,250 and $25,000, respectively, of the purchase price to acquired in-process research and development. Accordingly, these costs were expensed as of the acquisition dates. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to the reaching of technological feasibility. However, there can be no assurance that these projects will reach technological feasibility or develop into products that may be sold profitably by the Company. The technology acquired in the acquisitions of Waypoint and Folio have required, and will continue to require, substantial additional development by the Company.

  Interest income represents interest earned on cash, cash equivalents and marketable securities and a loan to a founder. Interest income increased to approximately $710 and $1,600 for the three and six month periods ended June 30, 1997, respectively, from approximately $571 and $771 for the three and six month periods ended June 30, 1996, respectively. The increase is primarily attributable to higher average investments in cash, cash equivalents and marketable securities during the periods, primarily as a result of the closing of the Company's initial public offering in May 1996 and the sale of Series C Redeemable Convertible Preferred Stock in January 1996. Interest expense increased to approximately $220 and $270 for the three and six month periods ended June 30, 1997, respectively, from approximately $45 and $64 for the three and six month periods ended June 30, 1996, respectively. Interest expense relates primarily to the Company's note payable issued in conjunction with the Folio acquisition and an obligation under a license agreement, as well as an equipment line of credit and term notes payable, both of which were paid off during the second quarter of 1996. Other expense of $49 and $85 for the three and six month periods ended June 30, 1997 represents foreign currency translation losses.

  The Company has recorded a provision for foreign income taxes of $111 and $451 for the three and six month period ended June 30, 1997 relating to estimated taxes due in foreign jurisdictions. The Company has had losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1997, the Company had approximately $46,867 in cash, cash equivalents and marketable securities, a decrease of $25,166 from December 31, 1996. The Company paid $11,400 in cash for part of the purchase price and acquisition costs of Folio in March 1997.

  The Company's operating activities utilized cash and cash equivalents of approximately $11,135 and $12,501 for the six month period ended June 30, 1997 and 1996, respectively. Accounts receivable increased by $6,615 to $11,741 from December 31, 1996 to June 30, 1997, primarily as a result of the timing of revenues during the quarter, the accounts receivable acquired from Folio and the significant increase in first half revenues as compared to the fourth quarter of 1996. Accrued expenses increased by $8,941 to $14,621 from December 31, 1996 to June 30, 1997, primarily as a result of liabilities assumed in the Waypoint and Folio acquisitions and acquisition costs incurred, as well as a general increase in liabilities due to the Company's increased expenditures.

  The Company's investing activities used cash and cash equivalents of approximately $1,991 and $10,903 for the six month periods ended June 30, 1997 and 1996, respectively. The principal uses of such cash and cash equivalents for the six months ended June 30, 1997 were the $11,400 paid in connection with the purchase price and the acquisition costs of Folio and $2,387 paid in connection with the purchase of property and equipment. These uses were partially offset by the sale of $12,604 in marketable securities during the six months ended June 30, 1997.

  The Company's financing activities provided cash and cash equivalents of approximately $564 and $101,478 for the six month period ended June 30, 1997 and 1996, respectively. During the first six months of 1996, the Company received proceeds from the Company's initial public offering and private sales of equity securities. During the first six months of 1997, the Company issued under the 1994 Plan and the Employee Stock Purchase Plan

  Capital expenditures were approximately $2,387 and $1,456 for the six month periods ended June 30, 1997 and 1996, respectively. While the Company has no material purchase commitments as of June 30, 1997, in March 1997, the Company entered into a facility lease for its new corporate headquarters under which the Company will pay approximately $32,352 from February 1998 through February 2010. The Company estimates that capital expenditures for the remainder of 1997 will range from approximately $7,500 to $8,500.


  At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $39,000. These losses are available to reduce federal and state taxable income, if any, in future years. These losses are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. The Company believes that it has experienced a change in ownership in excess of 50%. The Company does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards.

  The Company believes that its existing capital resources are adequate to meet its cash requirements for at least the next 12 months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time. These factors include without limitation, the actual timing of new product introductions, the Company's ability to integrate its recent acquisitions, competition from other providers of software products and those factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None

ITEM 2. CHANGES IN SECURITIES.

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.



      At the Company's Annual Meeting of Stockholders held on May 21, 1997, the following proposals were adopted by the vote specified below:


Proposal                                     For      Against  Abstain  Broker Nonvotes
(1).
To elect three Class I Directors:
Gary B. Eichhorn                          24,882,858      -     36,505   -        -
William S. Kaiser                         24,885,183      -     34,180   -        -
Ray Stata                                 24,885,608      -     33,755   -        -
and one Class II Director:
Brian J. Knez                             24,885,283      -     34,080   -        -
(2)
To approve amendments to the Company's
 Stock Incentive Plan                     21,916,461  755,185   23,599          2,224,118
(3)
To ratify the selection by the Board of
 Directors of Arthur Andersen LLP as
 the Company's independent public
 accountants for the current year         24,874,738   28,690   15,935            -


ITEM 5. OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

            Exhibit 11  Computation of Earnings Per Share.

            Exhibit 27  Financial Data Schedule

       (b)  Reports on Form 8-K:

            None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    OPEN MARKET, INC.
                                     (Registrant)



Date: August 14, 1997        By:   /s/ Gary B. Eichhorn
                                   -----------------------------------
                                   GARY B. EICHHORN,
                                   PRESIDENT & CHIEF EXECUTIVE OFFICER



Date: August 14, 1997        By:   /s/ Regina O. Sommer
                                   -----------------------------------
                                   REGINA O. SOMMER,
                                   SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                   OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                EXHIBIT INDEX
                               ---------------

EXHIBIT NO.      DESCRIPTION                         PAGE
-----------      -----------                         ----

   11            Computation of Earnings Per Share    20

   27            Financial Data Schedule (EDGAR)      21
