Form 10-Q
period 1997-09-30
OPEN MARKET INC
filed 1997-11-14
CIK 926019

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

     For the quarterly period ended September 30, 1997

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



As of October 31, 1997, there were 30,912,266 shares of the Registrant's Common Stock outstanding.

===============================================================================
                               OPEN MARKET, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

        Consolidated Balance Sheets as of September 30, 1997
        and December 31, 1996                                                3

        Consolidated Statements of Operations for the three months
        and nine months ended September 30, 1997 and 1996                    4

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1997 and 1996                             5

        Notes to Consolidated Financial Statements                           6

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            13

PART II - OTHER INFORMATION                                                 18

    ITEM 1. Legal Proceedings.

    ITEM 2. Changes in Securities and Use of Proceeds.

    ITEM 3. Defaults Upon Senior Securities.

    ITEM 4. Submission of Matters to a Vote of Security Holders.

    ITEM 5. Other Information.

    ITEM 6. Exhibits and Reports on Form 8-K.

SIGNATURES                                                                  19

EXHIBIT INDEX                                                               20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               OPEN MARKET, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                   September 30,        December 31,
                                                                       1997                 1996
                                                                ----------------     ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $ 33,111             $ 49,765
  Marketable securities                                                    8,683               22,268
  Accounts receivable, net of allowances of $1,399 and
    $200, respectively                                                    14,717                5,126
  Loan to founder                                                          1,500                1,500
  Prepaid expenses and other current assets                                1,299                1,468
                                                                ----------------     ----------------
     Total current assets                                                 59,310               80,127
                                                                ----------------     ----------------

Property, plant and equipment, at cost:
  Computers and office equipment                                          10,869                6,194
  Land & building                                                          4,200                    -
  Leasehold improvements                                                   1,504                1,081
  Furniture & fixtures                                                       725                  493
                                                                ----------------     ----------------
                                                                          17,298                7,768
  Less: Accumulated depreciation and amortization                          5,136                2,568
                                                                ----------------     ----------------
                                                                          12,162                5,200

Intangible assets, net (Note 3)                                            8,192                    -
Other assets                                                               1,782                  475
                                                                ----------------     ----------------
                                                                        $ 81,446             $ 85,802
                                                                ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations                           $     39             $     35
  Line of Credit                                                           3,700                    -
  Note payable (Note 3)                                                   10,000                    -
  Accounts payable                                                         2,446                4,338
  Accrued expenses                                                        14,272                5,680
  Deferred revenues                                                        4,523                3,254
                                                                ----------------     ----------------
     Total current liabilities                                            34,980               13,307
                                                                ----------------     ----------------

Long-term obligations, net of current maturities                              89                  128

Stockholders' equity:
  Preferred stock, $.10 par value -
    Authorized - 2,000,000 shares;
    Issued and outstanding - none                                              -                    -
  Common stock, $.001 par value -
    Authorized - 100,000,000 shares;                                           -                    -
    Issued and outstanding - 30,902,623 shares and
    28,565,246 shares at September 30, 1997 and December
    31, 1996, respectively                                                    31                   28
  Additional paid-in capital                                             137,392              114,977
  Deferred compensation                                                     (302)                   -
  Other equity (Note 3)                                                    6,920                    -
  Accumulated deficit                                                    (97,664)             (42,638)
                                                                ----------------     ----------------
    Total stockholders' equity                                            46,377               72,367
                                                                ----------------     ----------------
                                                                        $ 81,446             $ 85,802
                                                                ================     ================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                          -------------------------------     --------------------------------
                                                1997              1996              1997               1996
                                          -------------     -------------     --------------     -------------

REVENUES:
   Product revenues                             $11,859           $ 5,250           $ 33,348          $ 10,500
   Service revenues                               3,872             1,456              9,275             3,589
                                          -------------     -------------     --------------     -------------
        Total revenues                           15,731             6,706             42,623            14,089
                                          -------------     -------------     --------------     -------------

COST OF REVENUES:
   Product revenues                                 468               147              1,973               416
   Service revenues                               2,294             1,303              6,815             2,760
                                          -------------     -------------     --------------     -------------
        Total cost of revenues                    2,762             1,450              8,788             3,176
                                          -------------     -------------     --------------     -------------
                                          -------------     -------------     --------------     -------------
        Gross profit                             12,969             5,256             33,835            10,913
                                          -------------     -------------     --------------     -------------

OPERATING EXPENSES:
   Selling and marketing                          9,417             6,347             26,989            15,628
   Research and development                       7,107             4,264             19,943            11,892
   General and administrative                     3,021             1,638              8,676             4,619
   Acquired in-process research and
   development (Note 3)                               -                 -             34,250                 -
                                          -------------     -------------     --------------     -------------
        Total operating expenses                 19,545            12,249             89,858            32,139
                                          -------------     -------------     --------------     -------------
                                          -------------     -------------     --------------     -------------
        Loss from operations                     (6,576)           (6,993)           (56,023)          (21,226)
                                          -------------     -------------     --------------     -------------

OTHER INCOME (EXPENSE):
   Interest income                                  719             1,163              2,318             1,934
   Interest expense                                (287)               (8)              (557)              (72)
   Other expense                                    (95)               (7)              (180)               (7)
                                          -------------     -------------     --------------     -------------
 Loss before provision for foreign taxes         (6,239)           (5,845)           (54,442)          (19,371)
                                          -------------     -------------     --------------     -------------

Provision for foreign taxes                         133                25                584                25
                                          -------------     -------------     --------------     -------------
NET LOSS                                        $(6,372)          $(5,870)          $(55,026)         $(19,396)
                                          =============     =============     ==============     =============

NET LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE (Note 2)                      $(0.20)           $(0.21)            $(1.79)           $(0.71)
                                          =============     =============     ==============     =============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
  (Note 2)                                       31,476            28,186             30,798            27,313
                                          =============     =============     ==============     =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                   ------------------------------------
                                                                         1997               1996
                                                                   --------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(55,026)             $(19,396)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                           2,569                 1,233
  Amortization of intangible assets                                         946                     -
  Deferred compensation                                                      78                     -
  Charge associated with the issuance of a stock purchase
    warrant                                                                   -                   211
  Charge associated with acquired in-process research &
    development                                                          34,250                     -

  Changes in assets and liabilities, net of acquisition-
      Accounts receivable                                                (6,185)               (3,614)
      Prepaid expenses and other current assets                             489                  (945)
      Accounts payable                                                   (1,892)                  886
      Accrued expenses                                                    5,324                 2,753
      Deferred revenues                                                    (380)               (2,676)
                                                                 --------------        ----------------
        Net cash used in operating activities                           (19,827)              (21,548)
                                                                 --------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                             (2,849)               (2,758)
  Issuance of loan to founder                                                 -                (1,500)
  Purchase of marketable securities, net                                      -               (29,512)
  Sale of marketable securities, net                                     13,585                     -
  Increase in other assets                                               (1,181)                 (115)
  Net cash acquired from the purchase of Waypoint                           372                     -
  Net cash used in the purchase of Folio                                (11,400)                    -
                                                                 --------------        ----------------
        Net cash used in investing activities                            (1,473)              (33,885)
                                                                 --------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from line of credit                                          3,700                     -
  Proceeds from long-term obligations                                         -                   650
  Payments on long-term obligations                                         (35)               (1,485)
  Proceeds from issuance of redeemable convertible preferred
    stock, net of issuance costs                                              -                26,050
  Proceeds from initial public offering, net of issuance costs                -                76,127
  Proceeds from issuance of common stock                                    981                   167
                                                                 --------------        ----------------
        Net cash provided by financing activities                         4,646               101,509
                                                                 --------------        ----------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (16,654)               46,076

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          49,765                 3,712
                                                                 --------------        ----------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 33,111              $ 49,788
                                                                 ==============        ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                      $     25              $     64
                                                                 ==============        ================
  Taxes paid during the period                                         $    143              $      -
                                                                 ==============        ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Conversion of redeemable convertible preferred stock into
  common stock                                                         $      -              $ 38,155

                                                                 ==============        ================
In connection with the acquisition of Waypoint (see Note 3), the following non-cash transaction occurred:
    Fair value of assets acquired                                      $  9,922              $      -
    Liabilities assumed                                                    (156)                    -
    Issuance of common stock                                             (9,548)                    -
    Cash acquired                                                          (590)                    -
                                                                 --------------        ----------------
    Cash acquired in acquisition, net of acquisition costs             $   (372)             $      -
                                                                 ==============        ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
CONT.:
In connection with the acquisition of Folio (see Note 3),
  the following non-cash transaction occurred:
    Fair value of assets acquired                                      $ 45,512              $      -
    Liabilities assumed                                                  (5,682)                    -
    Issuance of common stock                                            (18,430)                    -
    Issuance of note payable                                            (10,000)                    -
                                                                 --------------        ----------------
   Cash paid for acquisition and acquisition costs                      $11,400                     -$
                                                                 ==============        ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1.  Basis of Presentation

  The consolidated financial statements of Open Market, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's annual report on the Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

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

 (b) Cash, Cash Equivalents and Marketable Securities

     The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities of less than three months at the time of acquisition. Marketable securities consist of investment grade commercial paper, corporate notes, certificates of deposit, and obligations of a U.S. governmental agency and certain municipalities with maturities at the time of acquisition of greater than three months but less than one year. The average maturity of the Company's marketable securities is approximately nine months at September 30, 1997.

  (c) Net Loss per Common and Common Equivalent Share

      For the three and nine month periods ended September 30, 1997, net loss per common and common equivalent share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period, including the weighted average number of shares to be issued or returned as part of the Folio acquisition as discussed in Note 3. For the three and nine month periods ended September 30, 1996, net loss per common and common equivalent share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period, which consists of (i) the weighted average number of shares of common stock issuable upon conversion of all shares of Series A, B and C redeemable convertible preferred stock and (ii) for periods prior to the initial public offering, stock options granted after March 31, 1995 and prior to the initial public offering as required by the Securities and Exchange Commission using the treasury stock method. Other common stock equivalents have not been included, as the effect would be antidilutive.

      During the first quarter of 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (SFAS) No. 128,Earnings per Share, which supersedes APB Opinion No. 15. The Company does not believe the adoption of this accounting standard will have any impact on the Company's financial position or results of operations.

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

     The aggregate purchase price of $9,922 consisted of the following:

         Description                                       Amount
         -----------                                  ---------------
         Common stock                                         $9,548
         Assumed liabilities                                     156
         Acquisition costs                                       218
                                                      ---------------
         Total purchase price:                                $9,922
                                                      ===============

     The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has preliminarily been allocated as follows:

         Description                                       Amount
         -----------                                  ---------------
         Current assets                                        $ 590
         Property, plant and equipment                            76
         Other assets                                              6
         Inprocess research & development                      9,250
                                                      ---------------
         Total assets acquired:                               $9,922
                                                      ===============

The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects required substantial development and testing prior to the reaching of technological feasibility. However, there was no assurance that these projects would reach technological feasibility or develop into products that might be sold profitably by the Company. The technology acquired in the acquisition of Waypoint has required, and will continue to require, substantial additional development by the Company.

(b)   Folio Corporation

    Pursuant to a Stock Purchase Agreement dated as of February 20, 1997 (the "Stock Purchase Agreement"), the Company acquired all of the outstanding shares of capital stock of Folio Corporation (Folio), a leading supplier of software for managing business-critical information. As payment of the purchase price, the Company (i) issued 897,866 shares of common stock of the Company, (ii) made a cash payment of $10,000, (iii) agreed to issue 897,866 shares of common stock of the Company in January 1998 and (iv) issued a promissory note of the Company in the original principal amount of $10,000 payable in either cash or a combination of cash and common stock of the Company. The value of the shares of common stock of the Company issued or reserved for issuance was approximately $25,000 based on a weighted average market price, as defined, of the Company's freely tradable shares. The shares issued on March 7, 1997, as well as the shares to be issued in January 1998 were not freely tradable due to selling restrictions. Therefore, although 448,933 shares were registered by the Company in August 1997 upon the request of the former stockholder of Folio as required under the terms of the Stock Purchase Agreement, for purposes of calculating the aggregate consideration and, the value of such shares, was recorded at a discount. The Stock Purchase Agreement provided for a purchase price adjustment based on the change in the net assets of Folio from the estimated value at December 31, 1996 through the date of closing. As a result of this adjustment, the former stockholder of Folio returned 270,116 shares of common stock of the Company issued in the transaction. Other equity in the accompanying consolidated balance sheet includes the value of the shares to be issued in January 1998. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Folio subsequent to March 7, 1997 are included in the Company's consolidated statement of operations.

The aggregate purchase price of $45,512 consisted of the following:

         Description                                       Amount
         -----------                                  ---------------
         Common stock                                        $18,430
         Cash paid                                            10,000
         Note payable                                         10,000
         Assumed liabilities                                   5,682
         Acquisition costs                                     1,400
                                                      ---------------
         Total purchase price:                               $45,512
                                                      ===============

     The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has preliminarily been allocated as follows:

         Description                                       Amount
         -----------                                  ---------------
         Current assets                                      $ 4,729
         Property, plant and equipment                         6,605
         Other assets                                             41
         In-process research & development                    25,000
         Other acquired intangible assets                      9,137
                                                      ---------------
         Total assets acquired:                              $45,512
                                                      ===============

The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to reaching technological feasibility. However, there can be no assurance that these projects will reach technological feasibility or develop into products that may be sold profitably by the Company. The technology acquired in the acquisition of Folio has required, and will continue to require, substantial additional development by the Company. The intangible assets are being amortized over five to seven years. The Company recorded approximately $946 of amortization expense relating to these intangible assets during the first three quarters of 1997.

  (c) Pro forma results of operations

      The following unaudited pro forma combined results of operations of the Company assume that the Waypoint and Folio acquisitions were completed on January 1, 1997 and 1996, respectively (in thousands, except per share data):

                                          For the three                For the nine
                                             months                       months
                                       ended September 30,          ended September 30,
                                 --------------------------------------------------------

                                      1997            1996         1997            1996
                                 ------------    ------------  ------------   ------------


          Total revenues              $15,731         $11,002     $ 45,368        $ 26,396
          Net loss                     (6,372)         (8,393)     (23,793)        (26,128)
          Net loss per share          $ (0.20)        $ (0.28)    $  (0.76)       $  (0.88)



      These pro forma amounts represent the historical operating results of Waypoint and Folio prior to their respective dates of acquisition, combined with those of the Company with appropriate adjustments which give effect to interest income, interest expense, amortization expense, as well as the exclusion of the charge for acquired in-process research and development. For the three and nine month periods ended September 30, 1996, the results of Waypoint have not been included as they had not yet commenced operations. These pro forma results are not necessarily indicative of operating results which would have occurred if the Waypoint and Folio acquisitions had been operated by current management during the periods presented.

4.    STOCKHOLDERS' EQUITY

  (a) 1994 Stock Incentive Plan

      The 1994 Stock Incentive Plan, as amended, (the 1994 Plan) allows for the issuance of up to 15,201,000 shares of the Company's common stock through the grant of incentive stock options, nonqualified stock options or the issuance of restricted common stock to employees and consultants.

  A summary of stock option activity under the 1994 Plan is as follows:

                                        Number of            Exercise Price
                                          Shares                Per Share

                                    ---------------     ------------------------
Outstanding, December 31, 1996....      4,967,331          $.17   -     $35.13
     Granted......................      2,439,206           .25   -      15.75
     Exercised....................       (641,481)          .17   -      12.00
     Canceled.....................       (466,448)          .25   -      21.50
                                    ---------------     ------------------------
Outstanding, September 30, 1997...      6,298,608          $.17   -     $35.13
                                    ===============    =========================
Exercisable, September 30, 1997...      1,923,613          $.17   -     $35.13
                                    ===============    =========================

      The Company records deferred compensation when stock options are granted at an exercise price per share that is less than the fair market value on the date of the grant. Deferred compensation is recorded in an amount equal to the excess of the fair market value per share over the exercise price multiplied by the number of options granted. During the nine month period ended September 30, 1997, the Company recorded $330 of deferred compensation for the grant of 30,000 options as described above. Deferred compensation of $28 was recognized as an expense in the three month period ended September 30, 1997 and the remaining amount will be recognized over the estimated vesting period of the underlying options. Additionally, in connection with the modification of a certain option agreement, the Company recorded $50 in compensation expense for the nine month period ended September, 1997.

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


5.    SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

      The Company recorded revenues of greater than 10% of total revenues from the following customers during the following periods:

                                     Significant        PERCENTAGE OF
                                     -----------     -------------------
                                      CUSTOMERS       CUSTOMER REVENUES
                                     -----------     -------------------
                                                  A      B*      C       D*
                                                 ---    ---     ---     ---
Three months ended September 30, 1997..1         13%     -       -       -

Three months ended September 30, 1996..3         15%     -       -       -

Nine months ended September 30, 1997...1          -     18%      -       -

Nine months ended September 30, 1996...3         25%     -      14%     14%

* - Theses customers are related parties as discussed below.

      Customer B and the Company share a common board member who represents an investor who has an ownership interest in both companies. Customer D is a related party through its stock ownership in the Company. The Company has entered into agreements with certain related parties which provide for product and service revenues. The Company believes that the terms of these transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company recognized revenues from certain related parties of approximately $1,033 and $6,058 for the three and nine month period ended September 30, 1997, respectively and $1,068 and $2,730 for the three and nine month period ended September 30, 1996, respectively. As of September 30, 1997, there are no accounts receivable and deferred revenue balances for related parties.

        6.  LINE-OF-CREDIT ARRANGEMENT

  The Company has an unsecured line-of-credit arrangement with a bank, which provides up to $15,000 in financing. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate (8.5% at October 31, 1997). The Company is required to comply with certain restrictive covenants under this agreement. There was $3,700 of borrowings outstanding as of September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS

Overview

    Open Market, Inc. (the Company) develops, markets, licenses and supports high performance software products that allow its customers to engage in business-to-business and business-to-consumer electronic commerce on the Internet. These products have been deployed by companies across a wide spectrum of industries, including publishing, retail, manufacturing, telecommunications, and financial services. Open Market's Folio Products Division supplies software for the electronic publishing of high-value information.

REVENUES

    Total revenues were approximately $15,731 for the three months ended September 30, 1997, a significant increase from approximately $6,706 for the three months ended September 30, 1996. Total revenues for the nine months ended September 30, 1997 were approximately $42,623 compared to approximately $14,089 for the nine months ended September 30, 1996. One customer accounted for 13% of the Company's revenues for the three months ended September 30, 1997 and another single customer accounted for 18% of the Company's revenues for the nine months ended September 30, 1997. Three customers accounted for an aggregate of approximately 58% and 53% of total revenues for the three months and nine months ended September 30, 1996, respectively. While in any particular quarter a single customer may account for a material portion of revenues, the Company does not expect that it will derive a material portion of its future revenues from a single customer.

    Product revenues were approximately $11,859 or 75% of total revenues for the three months ended September 30, 1997 compared to $5,250 or 78% of total revenues for the three months ended September 30, 1996. Product revenues were approximately $33,348 or 78% of total revenues for the nine months ended September 30, 1997 compared to $10,500 or 75% of total revenues for the nine months ended September 30, 1996. Product revenues for the three and nine months ended September 30, 1997 were comprised of license revenue from Transact(TM), the Company's flagship product for Internet commerce, SecureLink(TM), a commerce enabling technology, and Axcess(TM), as well as the line of Folio products. The Company has delivered certain products during the first nine months of 1997 to Raptor which allowed the Company to recognize approximately $5,000 in product revenues. Product revenues for the first three quarters of 1996 included an initial $2,000 license fee from a reseller for the right to sublicense the Company's Web server products. Royalty revenues from the Company's reseller arrangements are recognized when earned. The Company believes that product revenues as a percentage of total revenues will fluctuate on a quarterly basis.

    Service revenues were approximately $3,872 or 25% of total revenues for the three months ended September 30, 1997 compared to $1,456 or 22% of total revenues for the three months ended September 30, 1996. Service revenues were approximately $9,275 or 22% of total revenues for the nine months ended September 30, 1997 compared to $3,589 or 25% of total revenues for the nine months ended September 30, 1996. Service revenues relate to (i) development, consulting and other services performed for certain customers to assist them in their development of services and products for the Internet and (ii) customer support services, which include postcontract customer support, installation, training and other services related to product sales.

COST OF REVENUES

Cost of product revenues increased to approximately $468 for the three month period ended September 30, 1997 from approximately $147 for the three month period ended September 30, 1996. The increase in cost of product revenues was directly related to the increased product revenue. Cost of product revenues were approximately $1,973 for the nine month period ended September 30, 1997 compared to $416 for the nine months ended September 30, 1996. In the nine month period ended September 30, 1997, cost of product revenues included the costs to distribute products, including the cost of media on which they are delivered, as well as third-party royalties for technology incorporated into certain products of the Company.

Cost of service revenues increased to approximately $2,294 for the three month period ended September 30, 1997, primarily due to the increase in revenue, from approximately $1,303 for the three month period ended September 30, 1996. Cost of service revenues were approximately $6,815 for the nine month period ended September 30, 1997 compared to $2,760 for the nine months ended September 30, 1996. Cost of service revenues consists primarily of personnel and related costs incurred in providing development, consulting and other services to customers. The increase is primarily attributable to costs associated with the higher service revenues and the expansion of the Company's consulting practice. Management believes that it will continue to invest in a world-wide services organization to meet the needs of its global customers.

 OPERATING EXPENSES

    Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and consultants, as well as the costs associated with marketing programs and literature. These expenses increased to approximately $9,417 and $26,989 for the three and nine month periods ended September 30, 1997, respectively, from approximately $6,347 and $15,628 for the three and nine month periods ended September 30, 1996, respectively. The substantial increase in these expenses for these periods was primarily attributable to increases in the number of domestic and foreign sales and marketing personnel, sales commissions, promotional expenses, the Company's acquisition of Folio during the first quarter of 1997 and, to a lesser extent, the preparation and distribution of new product sales literature.

    Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain purchased technology, as well as equipment and facility costs related to such activities. These expenses increased to approximately $7,107 and $19,943 for the three and nine month periods ended September 30, 1997, respectively, from approximately $4,264 and $11,892 for the three and nine month periods ended September 30, 1996, respectively. The substantial increase in these periods was primarily attributable to the Company's acquisitions of Waypoint and Folio during the first quarter of 1997 and the hiring of additional software engineers and consultants to develop and enhance the Company's products. Qualifying capitalizable software development costs were immaterial in both periods, and accordingly, the Company has charged all such expenses to research and development in the period incurred. The Company believes that continued investments in research and development are required to remain competitive in the software industry. Certain research and development expenditures are incurred substantially in advance of the related revenue and in some cases do not generate revenue.

    General and administrative expenses consist primarily of the cost of finance, management and administrative personnel, as well as legal and other professional fees. These expenses increased to approximately $3,021 and $8,676 for the three and nine month periods ended September 30, 1997, respectively, from $1,638 and $4,619 for the three and nine month periods ended September 30, 1996, respectively. The substantial increase for these periods was primarily attributable to the Company's acquisitions of Waypoint and Folio during the first quarter of 1997, the related amortization of intangible assets, the hiring of additional management and administrative personnel to support the expansion of the Company's operations and, to a lesser extent, an increase in legal and other professional fees.

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

    Interest income represents interest earned on cash, cash equivalents and marketable securities and a loan to a founder. Interest income was approximately $719 and $2,318 for the three and nine month periods ended

September 30, 1997, respectively, compared to approximately $1,163 and $1,934 for the three and nine month periods ended September 30, 1996, respectively. The decrease in the interest income for the three months ended September 30, 1997 from the three months ended September 30, 1996 was due to lower average balances in cash, cash equivalents, and marketable securities. The balances were lower due to cash used in normal business operations as well as cash used for the Folio acquisition. Interest expense was approximately $287 and $557 for the three and nine month periods ended September 30, 1997, respectively, compared to approximately $8 and $72 for the three and nine month periods ended September 30, 1996, respectively. Interest expense relates primarily to the Company's line of credit with a bank, a note payable issued in conjunction with the Folio acquisition as well as an obligation under a license agreement. Other expense of $95 and $180 for the three and nine month periods ended September 30, 1997 represents foreign currency translation losses.

  The Company has recorded a provision for foreign income taxes of $133 and $584 for the three and nine month period ended September 30, 1997 relating to estimated taxes due in foreign jurisdictions compared to a provision of $25 for the three and nine months ended September 30, 1996. The Company has had losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes.

  To date, inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources

  At September 30, 1997, the Company had approximately $41,794 in cash, cash equivalents and marketable securities, a decrease of $30,239 from December 31, 1996. The Company paid $11,400 in cash as part of the purchase price and acquisition costs of Folio in March 1997.

  The Company's operating activities utilized cash and cash equivalents of approximately $19,827 and $21,548 for the nine month periods ended September 30, 1997 and 1996, respectively. Accounts receivable increased by $9,591 to $14,717 from December 31, 1996 to September 30, 1997. Accrued expenses increased by $8,592 to $14,272 from December 31, 1996 to September 30, 1997.

  The Company's investing activities used cash and cash equivalents of approximately $1,473 and $33,885 for the nine month periods ended September 30, 1997 and 1996, respectively. The principal uses of cash and cash equivalents for the nine months ended September 30, 1997 were the $11,400 paid in connection with the purchase price and the acquisition costs of Folio as well as purchasing $2,849 of property and equipment. These uses were partially offset by the sale of $13,585 in marketable securities during the nine months ended September 30, 1997.

  The Company's financing activities provided cash and cash equivalents of approximately $4,646 and $101,509 for the nine month periods ended September 30, 1997 and 1996, respectively. In 1997, the Company borrowed approximately $3,700 from a line of credit. Also, the Company received proceeds from the issuance of common stock for approximately $1,000. During the first nine months of 1996 the financing was primarily from the proceeds from the Company's initial public offering and the private sales of equity securities.

  Capital expenditures were approximately $2,849 and $2,758 for the nine month period ended September 30, 1997 and 1996, respectively. While the Company has no material purchase commitments as of September 30, 1997, in March 1997, the Company entered into a facility lease for its new corporate headquarters under which the Company will pay approximately $32,352 from February 1998 through February 2010. The Company estimates that capital expenditures for the next twelve months will range from approximately $7,000 to $8,000.

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

Certain Factors That May Affect Future Results

  This Quarterly Report contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time. These factors include without limitation, the actual timing of new product introductions, the Company's ability to integrate its recent acquisitions, competition from other providers of software products and those factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

          None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

ITEM 5. Other Information.

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

            Exhibit 10.1* Loan and Security Agreement

            Exhibit 10.2  Export-Import Bank Loan and Security Agreement

            Exhibit 11    Computation of Earnings Per Share.

            Exhibit 27    Financial Data Schedule

       (b)  Reports on Form 8-K

            None

* Confidential materials omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     OPEN MARKET, INC.
                                                       (Registrant)



Date: November 14, 1997  By:   /s/ Gary B. Eichhorn
                            -----------------------
                            GARY B. EICHHORN,
                            PRESIDENT & CHIEF EXECUTIVE OFFICER



Date: November 14, 1997  By:   /s/ Regina O. Sommer
                            -----------------------
                            REGINA O. SOMMER,
                            SENIOR VICE PRESIDENT AND
                            CHIEF FINANCIAL OFFICER
                            (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX
                                 -------------
EXHIBIT NO.                       DESCRIPTION
-----------                      -------------

   10.1*               Loan and Security Agreement

   10.2                Export-Import Bank Loan and Security Agreement

   11                  Computation of Earnings Per Share

   27                  Financial Data Schedule (EDGAR)

* Confidential materials omitted and filed separately with the Securities and Exchange Commission.