Form 10-K
period 1997-12-31
OPEN MARKET INC
filed 1998-03-31
CIK 926019

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1997

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from         to

                        COMMISSION FILE NUMBER 0-28436

                               OPEN MARKET, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 04-3214536
   (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                        NUMBER)

          ONE WAYSIDE ROAD
      BURLINGTON, MASSACHUSETTS                           01803
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

                                (781) 359-3000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE
                               (TITLE OF CLASS)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                               ----------------
                         COMMON STOCK, $.001 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 27, 1998, the aggregate market value of the Registrant's voting securities held by non-affiliates of the Registrant was approximately $385,701,000.

  The number of outstanding shares of the Registrant's Common Stock, $.001 par value per share, as of February 27, 1998, was 31,995,070.

  Documents Incorporated by Reference: Portions of the Registrant's Definitive Proxy Statement to be filed with the Commission on or before April 29, 1998 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

  Open Market, Inc. ("Open Market" or "the Company") develops, markets, licenses, and supports enterprise-class, application software products that allow its customers to engage in business-to-business and business-to-consumer Internet commerce, information commerce, and commercial publishing. Open Market's software includes a wide spectrum of functionality required to effectively conduct business on the Internet, allowing companies to attract customers to their Web site, engage them in acting upon an offer, complete a transaction and service them once a transaction has been completed.

INDUSTRY BACKGROUND

  The Internet and the World Wide Web have significantly altered the business environment for companies of all sizes within every industry. For the first time, businesses can reach buyers and buyers can reach businesses with immediacy and efficiency, and with few constraints. The changes introduced by this new commercial medium will encourage most companies to take advantage of it or be threatened by competitors more adept at exploiting it.

  Over the last five years, business use of the Internet has progressed in stages. The focus in 1993 and 1994 was on communication-providing Web access to users and using the Net to enhance the flow of information. It was during this period that the term "intranet" was coined. Recognizing that prospective buyers were becoming "wired", companies turned next to establishing a business presence on the Web. The focus during this content stage began with Web site content creation and now encompasses unique capabilities of the medium including personalization, electronic communities and interactive marketing. Having established an electronic presence and reached potential buyers, businesses are moving to the next stage-commerce.

  The Company believes that this trend towards Internet commerce will accelerate in 1998 and that it will be applicable to the sellers of both "hard goods" products and services as well as the sellers of "soft goods" products, such as software and reference information. With regard to the longer term opportunity, industry analysts such as Wessels, Arnold & Henderson, currently project that the Internet Commerce Infrastructure opportunity will grow from an estimated $764M in 1996 to more than $11.8B in the year 2000. Open Market is well-positioned to take advantage of this fast-growing segment.

THE OPEN MARKET SOLUTION

  Open Market's solution is comprised of application software products complemented by maintenance, support, professional services offerings and training, which enable customers to engage in business-to-business and business-to-consumer Internet commerce, information commerce and commercial publishing. Open Market's solution combines the advantages of distributed Web servers deployed throughout a company and across the Internet with the ability to manage business transactions and Internet applications from secure, centrally managed sites.

  Open Market's products are based upon its distinctive SecureLink architecture which addresses the unique requirements of doing business over the Web. SecureLink provides a selling company the freedom to establish its electronic presence using virtually any system platform, any Web server software and any authoring software or data repository. Similarly, SecureLink imposes few constraints on buyers, allowing them to make purchases from any Web-enabled client. SecureLink also functions over the established Web communications infrastructure including firewalls and proxy servers.

STRATEGY

  The Company's objective is to be a leading supplier of comprehensive, packaged application software for Internet commerce, information commerce and information publishing. To achieve this objective, the Company is pursuing the following strategies:

 Broadly establish the premise that Internet commerce requires much more than payment processing

  Open Market believes that the Internet significantly alters the business environment for companies of all sizes within every industry. In order for Internet commerce strategies to be successful, Open Market is convinced that comprehensive business applications with significantly more functionality than just payment processing are required. Today, the successful leaders of Internet commerce offer comprehensive, online order management, which usually includes the capability to capture orders (item, price, tax and shipping costs), process orders (authenticating buyers, determining form of payment, processing payment and addressing fulfillment) and service orders online (order and shipment status, transaction statements and customer service).

 Provide comprehensive solutions utilizing packaged application software and best-in-class services

  The Company expects that the market for Internet commerce solutions will rapidly move in favor of comprehensive, packaged applications. Such solutions usually offer a faster time to market and therefore, inherently provide a faster time to profitability. As in any maturing market, the natural evolution is from customized to off-the-shelf solutions. A complete suite of services will be a critical component of the ultimate success for Internet commerce customers. The Company's product and services offerings are marketplace-driven and reflect the best practices of customers that have been at the forefront of Internet commerce.

 Provide robust, end-to-end solutions in key markets

  Open Market has recognized that in certain markets such as business-to-business, retail and information commerce that its competitive position is greatly enhanced by offering a robust, end-to-end solution. In 1997, the Company completed two acquisitions that allowed it to complement its business-to-business and information commerce solutions. These acquisitions resulted in the introduction of the Company's LiveCommerce(TM) Internet catalog product and deeper integration between the Folio product suite and Transact(TM). The Company continues to evaluate opportunities for relationships with companies who offer complementary products as well as potential technology acquisitions, in order to round out its solutions in these and other key markets.

 Leverage the Company's expertise

  Since the Company began operations in April 1994, it has focused its financial and technical resources primarily on solutions for Internet commerce. This focus has enabled the Company to develop a substantial knowledge-base resulting from real world experience with a large base of customers conducting Internet commerce. This extensive experience in the marketplace is an asset that the Company intends to exploit in a number of ways. First, the Company believes that there is an opportunity to transfer this knowledge-base through its consulting organization and to capitalize on what it perceives as a growing demand for business consulting services. Second, the Company plans to continue to enhance its product offerings by incorporating the "best practices" and lessons learned in the marketplace into future product releases.

 Leverage the Company's established direct and indirect distribution channels

  During 1996 and 1997, the Company made significant investments to establish global direct and indirect distribution channels. The Company increased its direct field-based sales force to 77 people worldwide and believes that its seasoned team of sales professionals has the depth of experience required for solution selling. In addition, the Company has developed cooperative partnerships with Internet technology vendors, systems integrators and Web site developers. Many of these, including commerce service providers ("CPSs") help to extend the Company's sales and support infrastructure, post-sales implementation capabilities and broadened market awareness for its products.

 Provide global business solutions

  Open Market believes that the Internet opens up a global market to businesses of all sizes located anywhere in the world. Consequently, the Company has invested significantly in an infrastructure designed to offer comprehensive services outside of the United States. For example, since February 1997, it has operated a fully staffed Technical Support and Professional Services center in the Netherlands. In addition, the Company began localization of software products in 1997 and expects to continue to make localization a high priority in 1998. The Company has established partnerships with several of the leading distributors around the world, including Mitsui, Mitsubishi Electronic Information Network Corporation, Komatsu Soft, and Kanematsu Corporation in Japan; LG Software in Korea; and Pernec Technologies in Malaysia.

 Leverage the Company's intellectual property

  The Company believes that its intellectual property provides Open Market with a significant strategic advantage, both competitively and financially. The recent issuance of three patents to the Company by the United States Patent and Trademark Office is of significant importance to Open Market. First, the patents improve the Company's ability to defend its market position. Second, they enhance the Company's ability to sell the products which are based on them: Transact 4, LiveCommerce, and the Folio(R) suite of products. Third, these patents provide licensing opportunities. Open Market intends to make the technology covered by these patents broadly available and to encourage the continued rapid evolution of commerce over the Web.

PRODUCTS AND SERVICES

 SOFTWARE PRODUCTS

  As of December 31, 1997, Open Market has developed a comprehensive, integrated family of software products, which include Transact, LiveCommerce, and the Folio product suite.

  Transact

  Transact performs comprehensive order management for Internet commerce, including capturing of orders (item, price, tax and shipping costs), processing orders (authenticating buyers, determining form of payment, processing payment and addressing fulfillment) and servicing orders online (order and shipment status, transaction statements and customer service).

  Transact was first deployed in October 1994 and was commercially released in May 1996. The fourth version of Transact is expected to be available in the first half of 1998. This version represents a significant re-architecture of the product and the combined best practices from the Company's established customer base. Its capabilities include:

  . Analysis and Profiling--Transact's integrated database enables analysis of sales, buyer behaviors and buyer profiles. It allows assessment of the effectiveness of advertisements, special offers and other promotions. It stores information needed to identify and target specific groups of customers.

  . Demand Generation-- Transact's digital offers and digital coupons allow merchants to use a variety of digital media, including the Web, e-mail, "push" technology and CD-ROM, to distribute special offers and discounts that attract target customers to their Web site.

  . Order Management--Transact provides for the secure, online capture of orders and validation of payment and address. Transact can perform fraud detection and check inventory before accepting orders and also supports partial shipments and back orders.

  . Fulfillment--Transact supports the offering of physical goods, digital goods, and subscriptions. Transact provides notification when an order is placed via an interface to enterprise systems, via a fax, an email, or a secure Web page. As an order is processed, the customer is notified and the online status of its order is updated. For digital goods, such as software and information, Transact provides customers with a secure, self-service download facility.

  . Payment--Transact supports multiple types of payment. In addition to purchase orders, credit cards, procurement cards, micro-transactions, and Secure Electronic Transactions ("SET"), the system can also support debit cards, smart cards, frequent buyer points and other payment types. Transact performs real-time authorization requests and automatic settlement. It supports automatic subscription renewals and partial billing and credits with payment reauthorization.

  . Self-Service--Transact provides customers with personalized "Smart
    Pages"--secure access to complete shipping, payment and billing information. Transact can retrieve tracking information from a third-party shipping company. It also allows customers to resolve payment problems and replace forgotten passwords themselves.

  . Customer Service--Transact offers customer service representatives a comprehensive set of tools for analyzing and resolving customer issues quickly and easily. For example, representatives can locate orders by customer, date, item and even payment type.

  . Reporting--Transact's integrated database helps companies stay abreast of developments in their online businesses. The system provides an array of standard reports as well as support for some of the most popular reporting and analysis software.

  Transact is sold to two types of customers: (1) corporate customers which use the product for their own Web-based business activities and (2) CSPs which use the product to provide Internet commerce transaction capabilities to their business customers. Corporate customers include Disney, Time Inc., SegaSoft, Tribune Company, USA Today, and Business Week. Transact runs on high-end UNIX systems and the Company expects to port the software to the NT/Intel platform sometime in the future.

  CSPs include many of the world's largest telecommunications companies, such as AT&T (which has been using Transact for more than a year as the core of its SecureBuy service), British Telecommunications, France Telecom, Swiss PTT, and Nippon Telegraph & Telephone. Barclay's Bank and First Union are among the banks and other financial services firms that serve as CSPs using Transact. As of December 31, 1997, more than thirty CSPs have purchased Open Market software. Open Market and UPS also recently announced plans to jointly develop and market a logistics and order tracking module for Transact.

  LiveCommerce

  In September 1997, Open Market introduced LiveCommerce, an application which allows manufacturers, distributors and retailers to create and manage large catalogs on the Web. Early customers include C&K Components and Tandy (for its RadioShack site). In combination with Transact, LiveCommerce represents a comprehensive Internet commerce solution for both large retailers and industrial manufacturers in industries such as scientific equipment, computers, office supplies, replacement parts and electronic components. The Company first shipped LiveCommerce on October 31, 1997.

  Folio Products

  Open Market's Folio products allow publishers to make information available electronically on either CD-ROM or the Internet. The products were developed by ten-year-old Folio Corporation which Open Market acquired in March 1997. The products are widely used by commercial publishers selling business-critical information to industries such as tax, legal, accounting, banking and insurance.

  Open Market's Folio products include:

  . Folio(R) Builder-- helps automate the process of gathering information from multiple sources and formats into a single, secure repository--the Folio infobase--for easy distribution and maintenance.

  . Folio siteDirector(TM)-- reduces the effort required to manage and distribute information over an intranet, extranet, and the Internet. It is an application that converts Folio infobases to HTML and delivers information, on demand, to Web browsers.

  . Folio SecurePublish(TM)--combines the information delivery technology found in Folio siteDirector with Transact's Internet commerce capabilities. SecurePublish offers a comprehensive solution for secure commercial publishing on the Web.

  . Folio VIEWS(R)--helps users easily find their way through information collections that are hundreds of megabytes in size. Features such as sophisticated, near-instantaneous searching, custom query templates, highlighters, sticky notes, and bookmarks make even the largest reference collections seem friendly and familiar.

  . Folio(R) Publisher--provides a software solution for commercial publishers that want to sell their informational content electronically. It lets publishers (1) package robust information retrieval software with their information and (2) provide a redistribution license and software solution for creating commercial infobase titles. The product's sophisticated security helps publishers protect intellectual property and support diverse sales agreements.

  . Folio(R) Integrator--contains a software developer's kit for building commercial InfoApps, which are customized applications that integrate diverse data types.

  The combination of the Folio product suite with Transact provides a robust, end-to-end solution for the information commerce market.

  Commercial publishing customers include Reed Elsevier, Thomson Financial and Professional Publishing Group, and Wolters-Kluwer. The Folio products are also used to manage information by customers outside of the publishing industry, including Novell, KPMG, PeopleSoft and Travelers Insurance.

 SERVICES

  Open Market believes that offering a comprehensive suite of professional services is a critical component of the ultimate success of its customers. In support of this belief, the Company has invested in service program development and worldwide delivery capabilities. Open Market offers a full suite of services to its customers, including Maintenance and Technical Support Services, Professional Services and Education Services.

  The Company supports its products from service centers in Burlington, Massachusetts; Provo, Utah; and Amsterdam in the Netherlands.

  Maintenance and Technical Support

  Open Market customers have a choice in the level of support they purchase for their Open Market products. Basic support includes technical support with problem reporting via phone, email, fax, or the Web. It also includes product updates and upgrades, discounts on training and a subscription to a quarterly newsletter. Premium support includes basic support plus 7-day by 24-hour technical support.

  Professional Services

The Company has witnessed growing demand for its Professional Services as companies recognize the need to capture the knowledge and experience that Open Market has gained from its extensive experience in the marketplace. Open Market's Professional Services augment solutions to meet project goals and technical needs, including:

  . Business consulting

  . Internet commerce business planning

  . Solution design and implementation

  . Information management project consultation

  . Management and execution

  . Resident consulting programs for extended resource needs

  Education Services

  Open Market understands that training is essential for customers who are responsible for the management and operation of Open Market's products. Open Market's Educational Services provide a flexible way to provide its customers the training they need. Open Market offers training options for all current products. Classes are held regularly at training facilities in the Open Market regional service centers. In addition, the Company offers customized training solutions onsite at the customer's own facility.

TECHNOLOGY

  Open Market has a differentiated set of products and services that are built upon an innovative product architecture, a fully integrated approach to security and patented technology.

 SecureLink Architecture

  Open Market's products are based upon its distinctive SecureLink architecture which addresses the unique requirements of doing business over the Web. SecureLink provides a selling company the freedom to establish its electronic presence using virtually any system platform, any Web server software and any authoring software or data repository. Similarly, SecureLink imposes few constraints on buyers, allowing them to make purchases from any Web-enabled client. SecureLink functions over the established Web communications infrastructure, including firewalls and proxy servers.

  The standards-based, distributed characteristic of the SecureLink architecture will become even more important with the emergence of electronic communities. These entities will thrive by aggregating information from multiple distributed sources and unifying it within a common commercial infrastructure.

 Security in Open Market's Commerce Architecture

  Security is a primary concern for both buyers and sellers on the Internet. Although both parties want to ensure that their communications are appropriately secure, they will each have different requirements and different levels of risk tolerance for securing their communication. Some typical security concerns include privacy of the communication, authentication of the other party and integrity of the communication. Buyers and sellers may also be concerned about the storage of sensitive information, such as payment credentials, as well as the prevention against unauthorized users.

  Open Market's approach to security is based on four key principles:

  . Understanding the business risks and expectations for security in Internet commerce applications

  . Designing with the "whole system" in mind - a system cannot be secure if parts of it are left open

  . Incorporating the best technology components for the applications

  . Operating the system carefully - without proper operation, the best security system can be compromised.

  Open Market believes that advanced security technology is fundamental to the success of Internet commerce and consequently, has made transaction and content security a key aspect of its product strategy. Since its inception, the Company has invested heavily in developing security expertise in order to provide robust, highly secure product and service offerings. These offerings are based upon the Company's flexible, multi-level security architecture, which allows customers to select the level of security appropriate for their applications. The Company intends to continue its focus on developing and enhancing its security technology.

 Product Development

  The Company believes that its future success will depend in large part on its ability to keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its customers. Accordingly, the Company intends to expand and enhance its existing product offerings and to introduce new application products for the business-to-business and business-to-consumer Internet commerce, information commerce and commercial publishing markets. The Company's customers and partners provide significant product feedback that is channeled into product development and innovation. While the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through acquisitions. In addition, the Company has relied and will continue to rely on external relationships and development resources for development of certain of its products and components thereof.

  Since inception, the Company has made substantial investments in product development and related activities. As of December 31, 1997, the Company had more than 200 employees and independent contractors devoted to product development. The Company's research and development expenses were $27 million, $16 million, and $7 million in 1997, 1996 and 1995, respectively. To date, the Company has not capitalized any software development costs. The Company expects to continue to devote substantial resources to its product development activities.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

 Patents

  The Company relies on trademark, copyright, patent, and trade secret laws; employee and third-party non-disclosure agreements; and other methods to protect its proprietary rights.

  In 1998, the United States Patent and Trademark Office issued three patents to Open Market covering its technology that is not only core to the Company's products, but that the Company believes should have an impact on the industry at large.

  The key technologies covered by the three patents are as follows:

    The Payment Patent, Patent Number 5,724,424, covers secure, real-time payment using credit and debit cards over the Internet. It is one of the earliest and broadest Internet payment patents yet granted, with a filing date of December 16, 1993.

    The Network Sales Patent, Patent Number 5,715,314, covers the use of "electronic shopping carts" which merchants provide to their customers as a way to accumulate items to purchase before checking out. This patent also describes a method of passing of payment and purchase information through a URL. This technology allows digital offers to be distributed on the Web, via e-mail, CD-ROMs and over broadcast media.

    The Session Identifier Patent, Patent Number 5,708,780, covers an essential facet of Web-based marketing--the ability to analyze how users browse through content on a Web site. Session identifiers allow businesses to market more effectively to buyers based upon viewing patterns. Session identifiers can also be used to limit access to specific content, such as subscription, account information, or an organization's internal information.

  In addition to the three patents issued in 1998, Open Market is the exclusive licensee, under a Patent and Copyright License Agreement between the Massachusetts Institute of Technology and Open Market, Inc. dated as of October 17, 1994, of rights to U.S. Patent No. 4,845,658 "Information Method and Apparatus Using Simplex and Duplex Communications" issued on July 4, 1989 (the "Broadcast Patent"). The Broadcast Patent describes a method for broadcasting digital data from a centralized data source to multiple remote sites (using systems such as satellite, cable, Internet) with user control over the data selected and stored from the broadcast data.

  Open Market continually assesses its technology for potential patent filings and currently has additional patent applications pending in the United States relating to the Company's product architecture and technology. While the Company believes that the pending patent applications relate to patentable inventions, there can be no assurance that any pending or future patent applications will be granted or that any issued patent relied upon by the Company in the future will not be challenged, invalidated or circumvented, or that the rights granted thereunder or under licensing agreements will provide competitive advantages to the Company. The Company believes that, due to the rapid pace of technological innovation for Internet products, its ability to establish and maintain a position of technology leadership in the industry is dependent more on the skill of its development personnel than upon the legal protections afforded its existing technology.

  The Company's success is dependent in part upon its proprietary software technology. There can be no assurance that its agreement with employees, consultants, and others who participate in the development of its software will not be breached or that the Company's trade secrets will not otherwise be known to or independently developed by competitors. Furthermore, there can be no assurance that the Company's efforts to protect its proprietary technology will not fail to prevent the development and design by others of products or technology similar to or competitive with those developed by the Company.

  The Company is not aware that it is infringing on any patent or violating any other proprietary rights of any third party relating to the Company or the Company's products. However, the software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict.

  The Company's success will depend in part on its continued ability to obtain and use licensed technology that is important to the functionality of its products. An inability to continue to procure or use such technology would likely have a material adverse effect on the Company's business, operating results, or financial condition.

CHANNELS AND PARTNERSHIPS

  The Company's objective is to achieve broad market penetration by employing multiple distribution channels, including direct sales, OEM's, system integrators, independent software vendors and VAR's.

  The Company has offices throughout the United States and in Canada, the United Kingdom, France, Germany, the Netherlands, Italy, Japan and Australia. It has established distribution relationships in several other countries, including Singapore, Malaysia, Korea, India, Brazil, South Africa and Israel. Augmenting the Company's direct field based sales force, which at December 31, 1997 totaled 77 employees, are more than 200 business partners selling solutions based on the Folio product suite. More than 1,000 companies have signed up for the Company's Web commerce partner program. In addition, Open Market's CSPs collectively have the potential to deliver the benefits of Open Market's software to small and medium-sized businesses across the world.

CUSTOMERS AND MARKETS

  Open Market's software products are used by a variety of companies across a broad spectrum of markets, including telecommunications, financial services, business-to-business, business-to-consumer (retail), and commercial publishing. These businesses take advantage of Open Market's solutions either directly by deploying the software within their own enterprises, or indirectly by procuring services from commerce service providers (CSPs) running Open Market software. These CSPs offer commerce services to smaller and mid-sized companies that wish to outsource the cost and complexity associated with implementing and maintaining this software within their own organizations.

  CSPs include many of the world's largest telecommunications companies, such as AT&T (which has been using Transact for more than a year as the core of its SecureBuy service), British Telecommunications, France Telecom, Swiss PTT, and Nippon Telegraph & Telephone. Barclay's Bank and First Union are among the banks and other financial services firms that serve as CSPs using Transact. As of December 31, 1997, more than thirty CSPs have purchased Open Market software. Open Market and UPS also recently announced plans to jointly develop and market a logistics and order tracking module for Transact.

  Business-to-business manufacturers and distributors use Open Market's software to conduct Internet commerce with their partners. Open Market has a comprehensive solution for business-to-business suppliers who not only want to build and manage a compelling online catalog, but who also want to move to selling products directly over the Internet. Some of Open Market's customers in this area include: C&K Components, CIC, and Tandy.

  With the growth of the Internet and the shift in Internet user demographics, many retailers have accelerated their move to the Internet. According to a CSC and Retail Information Systems News survey, the percentage of retailers that are conducting commerce online has nearly doubled from 11% to 20% from just one year ago. The business-to-consumer segment is focused on large retail and manufacturing companies that sell physical goods directly to the consumer. Large consumer companies such as Disney, Sony, and USA Today are using Open Market's Transact system to handle their high-end Internet commerce needs.

  Commercial publishers, including Reed Elsevier, Thomson Financial and Professional Publishing Group and Wolters-Kluwer, use Open Market's products to create and distribute high-value collections of professional reference information via CD-ROM and the Internet. Corporate users of professional information use the Folio product suite to customize, personalize, manage, and distribute information vital to their ongoing business. Examples include Novell, KPMG, PeopleSoft, and Travelers Insurance.

  The combined approach of Folio software to organize information electronically and Transact to capture the commercial value of that information comprises Open Market's end-to-end information commerce solution. For example, commercial publishers can easily combine information from disparate sources into a single, secure repository - the Folio infobase - and then publish it on the World Wide Web. Folio technology makes it possible to manage, index, search, and distribute multi-gigabyte collections of free-format information. Open Market's information commerce solution enables corporate consumers of professional publishing information to search huge stores of information, find exactly what they are looking for and purchase it quickly and easily.

  Folio products have been widely adopted across a broad spectrum of industries including commercial publishers who use Folio products to publish more than 3,500 titles containing legal, tax, accounting and banking reference material.

COMPETITION

  The market for Internet commerce software and services is relatively new, intensely competitive, quickly evolving, and subject to rapid technological change. The Company expects competition to continue to increase in the future. The Company's Internet commerce products compete with two categories of competitors. The first category is in-house custom solutions built by a company's Information Technology group. The second category is products and components offered by companies such as Microsoft, IBM, Netscape, Oracle, BroadVision, Connect, InterWorld and others. Some of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical, and marketing resources than those of the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition.

  In addition, several companies compete with the total information publishing solution offered by the Folio suite of products. There are companies such as Verity and Fulcrum that offer text-search retrieval engines that are seen as competitive products but that do not address rights management or personalization. Other potential competitors have not yet made a transition to the Internet and have not addressed the commerce aspects of an Internet solution. The emergence of the Internet and the creation and adoption of new standards such as XML are creating a new group of competitors. Some of these competitors are large companies such as Microsoft and Lotus who have greater name recognition and more resources at their disposal.

  Competitive factors in the Internet-based software and services market include innovative technology, breadth of product features, product quality, marketing and distribution resources, customer service and support and price. While the Company believes that its experience to date demonstrates its ability to compete, there can be no assurance that the Company will be able to compete successfully against current or future competitors.

EMPLOYEES

  As of December 31, 1997, the Company had 527 employees and independent contractors. Of the total employees and independent contractors, 203 were in engineering, 168 in sales and marketing, 90 in customer service and 66 in finance and administration. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and management personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  Open Market's principal offices are located in Burlington, Massachusetts and consist of approximately 120,000 square feet of office space. The Burlington facility lease expires in February 2010. The Company also leases approximately 81,000 square feet of office space in Cambridge, Massachusetts. The majority of the Cambridge space was sublet in February 1998 to a commercial tenant for the balance of the lease term. The Company believes its existing facilities are adequate to meet its future needs.

  In addition, the Company owns and occupies a building which consists of approximately 32,000 square feet in Provo, Utah. This office space is used primarily as an engineering, marketing, sales, and customer support facility for the Company's Folio product group.

  The Company also has sales offices throughout the United States and in Canada, the United Kingdom, France, Germany, the Netherlands, Italy, Japan, and Australia. The Company offers support services to its customers from three facilities located in Burlington, Massachusetts; Provo, Utah; and Amsterdam in the Netherlands.

  The Company owns substantially all equipment used in its facilities.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not engaged in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is quoted on the Nasdaq National Market under the symbol OMKT. The following table sets forth for the periods indicated the high and low closing sales prices per share of the Company's Common Stock as reported on the Nasdaq National Market during 1997 and 1996, from the time of the Company's initial public offering.

       QUARTER ENDED                                              HIGH     LOW
       -------------                                             ------- -------
      December 31, 1997......................................... $16.750 $ 9.313
      September 30, 1997........................................ $15.813 $ 9.625
      June 30, 1997............................................. $13.250 $ 6.625
      March 31, 1997............................................ $15.875 $ 9.000
      December 31, 1996......................................... $25.500 $12.875
      September 30, 1996........................................ $24.750 $11.500
      June 30, 1996............................................. $42.266 $21.750

  The number of stockholders of record of the Company's Common Stock on February 27, 1998 was 353.

  The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

  On February 12, 1997, the Company acquired all of the outstanding shares of capital stock of Waypoint Software Corporation ("Waypoint"), a software development company specializing in the business-to-business industrial catalog segment of the Internet. As payment of the purchase, the Company issued an aggregate of approximately 739,000 shares of its common stock to the stockholders of Waypoint and issued options to acquire approximately 6,000 shares of the Company's common stock at $0.456 per share to Waypoint option holders. The value of the shares of, and the options to acquire, the Company's common stock issued in connection with the acquisition was approximately based on a weighted average market price, as defined, of the Company's freely tradable shares. For such issuances the Company has relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The basis for this exemption is satisfaction of the conditions of Rule 506 under the Securities Act in that the offers and sales satisfied all terms and conditions of Rule 501 and 502 under the Securities Act, there were no more than 35 purchasers of securities from the Company, other than accredited investors, and each purchaser, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investments.

  On March 7, 1997, the Company acquired all of the outstanding shares of capital stock of Folio Corporation ("Folio"), a leading supplier of software for managing business-critical information. The purchase consideration was paid in the form of approximately 1,796,000 shares of common stock of the Company (898,000) shares were issued at the closing and an equal amount were issued in January of 1998), $10,000,000 in cash at the closing and a $10,000,000, 8% interest-bearing note, which is payable over a period of up to two years in cash or a combination of cash and equity depending on certain events, as defined. The value of the shares of the Company's common stock issued in connection with the acquisition was approximately $25,000,000 based on a weighted average market price, as defined, of the Company's freely tradable shares. The purchase agreement also contained a provision allowing for a purchase price adjustment based on change in net assets of Folio from the estimated value at December 31, 1996 through the closing date. As a result of this provision, the former stockholder of Folio was required to return 270,116 shares of the Company's common stock issued in the transaction. For such issuances the Company has relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933. The basis for this exemption is satisfaction of the conditions of Rule 506 under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                               OPEN MARKET, INC.

                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
Revenues........................................ $ 61,260  $ 22,501  $  1,806
Cost of revenues................................   11,642     5,493     1,013
                                                 --------  --------  --------
Gross profit....................................   49,617    17,008       793
                                                 --------  --------  --------
Selling and marketing...........................   36,554    23,810     4,517
Research and development........................   26,732    16,393     6,717
General and administrative......................   11,335     5,925     3,587
In-process research and development.............   34,250       --        --
                                                 --------  --------  --------
Total operating expenses........................  108,871    46,128    14,821
                                                 --------  --------  --------
Loss from operations............................  (59,254)  (29,120)  (14,028)
                                                 --------  --------  --------
Interest income, net............................    2,050     2,963       156
Other (expense)/income..........................     (218)        7       --
                                                 --------  --------  --------
Loss before foreign income taxes................  (57,422)  (26,150)  (13,872)
                                                 --------  --------  --------
Provision for foreign income taxes..............      584       360       --
                                                 --------  --------  --------
Net loss........................................ $(58,006) $(26,510) $(13,872)
                                                 --------  --------  --------
Weighted average shares outstanding--basic and
 diluted**......................................   30,994    20,923     9,329
Net loss per share--basic and diluted**......... $  (1.87) $  (1.31) $  (1.49)
                                                 ========  ========  ========
AT YEAR END
Cash and marketable securities.................. $ 30,638  $ 72,033  $  3,712
Working capital................................. $ 18,840  $ 66,820  $ (5,783)
Total assets.................................... $ 80,874  $ 85,802  $  7,947
Stockholders' equity (deficit).................. $ 43,458  $ 72,367  $(15,187)
Number of common shares outstanding.............   30,971    28,565     9,390
Number of employees and contractors.............      527       351       240
                                                 ========  ========  ========

--------
** See Note 2 of Notes to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT EMPLOYEE AND SHARE DATA)

RESULTS OF OPERATIONS

 OVERVIEW

  Open Market Inc. develops, markets, licenses and supports enterprise-class, packaged application software products and professional services that allow its customers to engage in business-to-business and business-to-consumer Internet commerce, information commerce and commercial publishing. The Company had revenues of $22.5 million in 1996 and $61.3 million in 1997. It has been publicly held since May 1996 and employs approximately 500 people. Open Market's leading software includes a wide spectrum of functionality required to effectively conduct business on the Internet, allowing companies to attract customers to their Web site, engage them in acting upon an offer, complete a transaction and service them once a transaction has been completed.

REVENUES

  Revenues for the three-year period were as follows (in thousands):

                                                            DECEMBER 31,
                                                       ------------------------
                                                        1997     1996     1995
                                                       -------  -------  ------
   Product revenues................................... $48,168  $17,200  $  365
     Percentage of total revenues.....................      79%      76%     20%
   Service revenues...................................  13,092    5,301   1,441
     Percentage of total revenues.....................      21%      24%     80%
                                                       -------  -------  ------
       Total revenues................................. $61,260  $22,501  $1,806
                                                       =======  =======  ======

  Geographic split of revenues for the three-year period were as follows:

                                                            DECEMBER 31,
                                                       ------------------------
                                                        1997     1996     1995
                                                       -------  -------  ------
   North America......................................      70%      83%    100%
   Europe/Africa......................................      18%       7%    --
   Asia/Pacific Rim...................................      10%       8%    --
   Other..............................................       2%       2%    --
                                                       -------  -------  ------
       Total revenues.................................     100%     100%    100%
                                                       =======  =======  ======

 1997 VS. 1996

  In 1997 the Company's product revenues grew 180% over 1996 product revenues. The Company increased the unit sales of its flagship product, Transact, while also increasing revenue from the sale of Folio products. Additionally, the one-time licensing of the Company's Axcess technology generated significant revenues during the year compared to 1996. LiveCommerce also began to generate revenues in the last quarter of the year.

  In addition, an increased amount of activity in the Company's recurring revenue stream helped bring revenues to new highs. Included in the recurring revenue stream are publisher royalty revenues and the sale of merchant licenses.

  The Company's service revenues grew by 147% over the prior year due to a developing professional services practice as well as an increased customer base which generated significant maintenance and support revenue. The continued demand for consulting services in 1997 fueled the significant growth in the services area. The consulting revenue was generated from engagements relating to developing payment gateways, fraud modules, custom engineering as well as other special projects which complement the Company's Internet commerce solutions.

  The geographic breakdown of the Company's total revenue became more diversified during 1997. The North American region dropped as a percentage of revenue but has grown by 129% since 1996. Penetration into the Europe/Africa region was the most significant change during the year. The Company focused on capturing the large telecommunications companies in these areas and its success in doing so led to increased revenue from that geographic region. Revenues from the Asian and Pacific Rim regions also increased as a percentage of total revenues during the year due to the Company's commitment to a strong international field organization. The revenue by region breakdown reflects increased diversification in 1997.

  No customers accounted for more than ten percent of total revenues during 1997.

 1996 VS. 1995

  In March 1996, the Company announced two products, Transact and Axcess, which generated a significant portion of the Company's 1996 product revenues. During the third quarter of 1996, in response to customer demands, the Company expanded its consulting practice to perform consulting services in conjunction with the implementation of these products. In 1995, the Company generated service revenues through development, consulting and other services performed for customers to assist them in their development of services and products for the Internet. In the second half of 1995, the Company began recording product revenue for its Web server products which were developed primarily to serve as platforms for the Company's aforementioned product offerings.

COST OF PRODUCT REVENUES

  Cost of product revenues for the three-year period were as follows (in thousands):

                                                               DECEMBER 31,
                                                             ------------------
                                                              1997   1996  1995
                                                             ------  ----  ----
   Cost of product revenues................................. $2,477  $768  $44
     Percentage of product revenues.........................      5%    4%  12%

 1997 VS. 1996

  In 1997 and 1996, cost of product revenues included costs to distribute the product, costs of media and third-party royalties for technology incorporated within certain products. The increase in 1997 was primarily related to the increase in revenues for the year. Management believes that these costs as a percentage of product revenues may increase slightly in the future as sales of these products increase and as the Company incorporates more third-party technology in its products.

 1996 VS. 1995

  During 1996, the Company's cost of revenues included third-party royalties in addition to the costs of media and distribution. During 1995, there were no third-party royalty costs included in the cost of product revenues. The Company's cost of product revenues as a percentage of product revenues had decreased during this period of time due to increased product sales.

COST OF SERVICE REVENUES

  Cost of service revenues for the three-year period were as follows (in thousands):

                                                              DECEMBER 31,
                                                           --------------------
                                                            1997    1996   1995
                                                           ------  ------  ----
   Cost of service revenues............................... $9,166  $4,725  $969
     Percentage of service revenues.......................     70%     89%   67%

 1997 VS. 1996

  Service costs consist of personnel and related costs incurred in providing support, consulting, development and other services to customers. The 1997 cost of service revenues included the delivery of all services from the European support center as well as product training courses. The cost of service revenues as a percentage of total service revenues was significantly reduced during 1997. This reduction was principally due to a realization of investments made in 1996. The Company built an infrastructure to support its customers during 1996 by increasing headcount and opening its support center in Europe. During 1997, the Company improved utilization rates of its consulting group thus improving gross profits. A growing consulting practice has led to better utilization rates and more efficient projects for the services business. The Company continued to increase the number of consultants throughout the year in order to meet the needs of its customers. The Company plans to continue improving the margins in its service business.

 1996 VS. 1995

  In 1996 and 1995, the cost of service revenues consisted primarily of personnel and related costs incurred providing support, consulting, development and other services to customers. In response to customer interest for consulting services, the Company increased its number of consultants during the second half of 1996. During the fourth quarter of 1996, the Company opened its European support center as a result of its foreign expansion and the need for a local support presence.

OPERATING EXPENSES

  Operating expenses for the three-year period were as follows (in thousands):

                                                             DECEMBER 31,
                                                       ------------------------
                                                         1997    1996    1995
                                                       -------- ------- -------
   Selling and marketing.............................. $ 36,554 $23,810 $ 4,517
   Research and development...........................   26,732  16,393   6,717
   General and administrative.........................   11,335   5,925   3,587
   In-process research and development................   34,250     --      --
                                                       -------- ------- -------
     Total operating expenses......................... $108,871 $46,128 $14,821
                                                       ======== ======= =======

 1997 VS. 1996

  Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and consultants, as well as the costs associated with marketing programs and literature. The substantial increase in these expenses in 1997 from 1996 was primarily attributable to the increase in the number of sales and marketing personnel from the acquisition of Folio. Other costs included in selling and marketing are the preparation and distribution of new product sales literature and an increase in facilities from foreign sales offices which opened during 1997. Selling and marketing expenses also increased due to the commissions expense on significantly larger revenues. The Company's domestic sales strategy consists primarily of a direct sales force for Internet commerce products and a combination of a direct sales force and channel partners for its Folio products. The Company's international sales strategy consists of a direct sales force and channel partners to distribute all of its products. The investments the Company has made in the selling and marketing functions will be capable of supporting operations in 1998. The Company expects selling and marketing expenses to decrease as a percentage of revenues.

  Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain purchased technology, as well as equipment and facilities costs related to such activities. The substantial increase in these expenses in 1997 from 1996 was primarily attributable to the increase in the number of research and development personnel from the acquisitions of Folio and Waypoint. The Company continued the hiring of additional software engineers and consultants to develop and enhance the Company's products during 1997, in addition to those added through the acquisitions. Internationalization costs for the Company's various products also contributed to the increased research and development costs. Qualifying capitalizable software development costs were immaterial in all periods, and accordingly, the Company has charged all such expenses to research and development in the period incurred. The Company expects research and development expenses to decrease as a percentage of revenues.

  General and administrative expenses consist primarily of the cost of finance, management and administrative personnel, as well as legal and other professional fees. The substantial increase in these expenses in 1997 from 1996 was primarily attributable to the increase in the number of general and administrative personnel from the acquisition of Folio. Other items that contributed to increased costs were amortization of goodwill (as a result of the acquisition of Folio), increased legal fees, as well as the expansion of the Company's operations. Additionally, the Company recorded a higher bad debt provision which was in proportion with its increased revenues. With the recent announcement of the Company's patents, there is a possibility of increased legal and other expenses associated with patent related issues. The Company expects the general and administrative expenses to decrease as a percentage of revenues.

  The in-process research and development has been expensed as a charge against operations in the first quarter of 1997, and is included in the accompanying consolidated statement of operations. The amount allocated to acquired in-process research and development from the Waypoint and Folio acquisitions relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to reaching technological feasibility. However, there can be no assurance that these projects will reach technological feasibility or develop into products that may be sold profitably by the Company. The technology acquired has required, and will continue to require, substantial additional development by the Company.

 1996 VS. 1995

  The substantial increase in selling and marketing expenses in 1996 and 1995 was primarily attributable to the increase in the number of sales and marketing personnel, preparation and distribution of new product sales literature, increase in promotional and advertising expenses and an increase in facilities related costs from a new sales headquarters and foreign sales offices opened during 1996.

  The substantial increase in research and development expenses in 1996 and 1995 was primarily attributable to the hiring of additional software engineers and consultants to develop and enhance the Company's products as well as increased costs related to equipment and facilities.

  The increase in general and administrative expenses in 1996 and 1995 resulted primarily from the hiring of additional management and administrative personnel and, to a lesser extent, an increase in legal and other professional fees as well as the expansion of the Company's operations.

NON-OPERATING INCOME

  Non-operating income for the three-year period were as follows (in thousands):

                                                              DECEMBER 31,
                                                           --------------------
                                                            1997    1996   1995
                                                           ------  ------  ----
   Interest income........................................ $2,827  $3,042  $242
   Interest expense.......................................   (777)    (79)  (86)
   Other (expense)/income.................................   (218)      7   --
                                                           ------  ------  ----
     Total non-operating income........................... $1,832  $2,970  $156
                                                           ======  ======  ====

 1997 VS. 1996

  Interest income represents interest earned on cash, cash equivalents, marketable securities and a loan to a founder of the Company. The decrease in interest income in 1997 is attributable to lower average investments in cash, cash equivalents and marketable securities, primarily as a result of funding operations and capital expenditures as well as the Folio acquisition. Interest expense represents interest accrued on the Company's note payable related to the Folio acquisition in the first quarter of 1997, borrowing under the Company's line-of-credit and an obligation under a license agreement. Other expense represents foreign currency exchange losses.

 1996 VS. 1995

  The increase in interest income in 1996 was attributable to higher average investments in cash, cash equivalents and marketable securities, primarily as a result of the closing of the Company's initial public offering in May 1996 and the sale of Series C Redeemable Convertible Preferred Stock in January 1996. Interest expense represented interest payable on the Company's equipment line of credit and term note payable, which were paid off during 1996, and an obligation under a license agreement. Other income represents foreign currency exchange gains.

PROVISION FOR INCOME TAXES

  Provision for income taxes for the three-year period were as follows (in thousands):

                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1997 1996 1995
                                                                 ---- ---- ----
   Provision for income taxes................................... $584 $360 $--

 1997 VS. 1996

  The Company has had domestic losses for tax purposes for the period from inception to December 31, 1997. During 1997, the Company recorded a provision for foreign income taxes of $584 compared to $360 for 1996. These expenses relate to governmental withholding taxes in certain foreign jurisdictions and income taxes for the Company's foreign operations. The Company anticipates that the provision for income taxes will fluctuate in the future and is dependent upon the geographic location of future sales and the associated withholding taxes in certain countries. The provision for income taxes will also fluctuate when the Company becomes subject to taxes in the United States.

 1996 VS. 1995

  The provision for taxes in 1996 was related to the geographic location of sales associated with the withholding taxes in certain countries. There was no provision for income taxes prior to 1996 as the Company had no material foreign operations or revenues.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Company had approximately $30,638 in cash, cash equivalents and marketable securities, a decrease of $41,395 from December 31, 1996. The Company established an unsecured line of credit arrangement with a bank during 1997, which provides up to $15,000 in financing of which $10,000 is a line of credit and $5,000 is available to fund letters of credit. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate (8.5% at December 31, 1997). The Company is required to comply with certain restrictive covenants under this agreement. There were $5,168 of borrowings outstanding and $9,832 available under the line as of December 31, 1997.

  The Company's operating activities utilized cash and cash equivalents of approximately $28,815, $27,053 and $4,060 during 1997, 1996 and 1995, respectively. Deferred revenues, which provided approximately $4,390 of cash for operating activities from inception through December 31, 1997, represents cash received from customers for product and service revenues in advance of revenue recognition by the Company. Deferred revenues will fluctuate based upon the timing of cash receipts relative to the recognition of product and service revenues. There can be no assurance that certain deferred revenues will be recognized as revenues in future periods and that the Company will not be required to refund certain cash payments received from its customers.

  The Company's investing activities used cash and cash equivalents of approximately $7,646, $28,663 and $2,967 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company used $11,400 in the acquisition of Folio during the first quarter of 1997. Additional funds were used to invest in the Company's worldwide headquarters, computer equipment and other property and equipment. Some of the investing activities were funded by the sale of marketable securities during 1997.

  The Company's financing activities provided cash and cash equivalents of approximately $6,168, $101,814 and $10,103 for the years ended December 31, 1997, 1996 and 1995, respectively. In 1997, the Company derived the majority of its funding from a line of credit and prior to 1997, the primary source of funding was from the initial public offering in May 1996 and the private sales of equity securities.

  Capital expenditures were approximately $7,000 during 1997 and these were used to fund the purchase of certain property and equipment as well as the leasehold improvements of a new headquarters facility. The Company has no material purchase commitments as of December 31, 1997. The Company estimates that capital expenditures in 1998 will be approximately $4,000 to $5,000 and plans to continue investing in the required technology and facilities to keep the Company up-to-date with changing technology.

  At December 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $65,000. These losses are available to reduce federal and state taxable income, if any, in future years. The Company does not have any foreign loss carryforwards to offset future income. The domestic loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. The Company believes that it has experienced a change in ownership in excess of 50%. The Company does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards. It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes, the operating losses incurred to date and believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 1997 and 1996.

  The Company believes that its existing capital resources are adequate to meet its cash requirements for at least the next 12 months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.

                               ----------------

  This Annual Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the forgoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results." The Company may seek additional funding through public or private financing. There can be no assurance, however, that additional financing will be available from any of these sources or will be available on terms acceptable to the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time.

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

 Recent acquisitions

  In February 1997 and March 1997, the Company completed the strategic acquisitions of Waypoint and Folio, respectively. There can be no assurance that these businesses or their products will be successful, that the Company will successfully integrate these businesses into the Company, or that the Company will achieve the desired synergies from the transactions.

 Product release schedules

  Delays in the planned release of the Company's new products may adversely affect forecasted revenues, and create operational inefficiencies resulting from staffing levels designed to support the forecasted revenues.

 Competition

  The Internet is characterized by an increasing number of market entrants that have introduced or developed products and services for commerce on the Internet. Many of the Company's competitors have greater financial, technical and marketing resources and greater name recognition than does the Company. The Company's operating results will be affected by the number of competitors and their pricing strategies and market acceptance of their products.

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

 Accounting standards

  Accounting standards, including those promulgated by the American Institute of Certified Public Accountants ("AICPA") and the Financial Accounting Standards Board ("FASB"), change frequently. The AICPA issued Statement of Position No. 97-2 on revenue recognition, which the Company has adopted and does not believe will impact its operating results. The recently adopted FASB pronouncements on reporting comprehensive income and disclosure about segments of an enterprise and related information also have not had a material effect on the Company's results of operations. There can be no assurance that these or future pronouncements will not impact the Company's future operating results.

 Litigation

  Litigation regarding intellectual property rights, copyrights, and patents is increasingly common in the software industry. In addition, the Company faces risks on other general corporate legal matters.

 Inflation

  To date, inflation has not had a significant impact on the Company's operations. While management expects this trend to continue in the short-term, the long-term outlook is uncertain.

 Year 2000 Compliance

  The Company recognizes that it must ensure that its products and operations will not be adversely impacted by Year 2000 software failures which can arise in time-sensitive software applications which utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. The Company is in the process of identifying anticipated costs, problems and uncertainties associated with resolving Year 2000 issues. Although management does not expect Year 2000 issues to have a material, adverse impact on the Company's business or future results of operations, there can be no assurance that there will not be interruptions of operations, other limitations of system or product functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

  The following table sets forth certain unaudited quarterly financial data for 1996 and 1997. In the opinion of management, the unaudited quarterly information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of results of operations for any future period.

                                                     THREE MONTHS ENDED
                          ------------------------------------------------------------------------------
                          MAR. 31,  JUNE 30,   SEPT.    DEC. 31,  MAR. 31,  JUNE 30,  SEPT. 30, DEC. 31,
                            1996      1996    30, 1996    1996      1997      1997      1997      1997
                          --------  --------  --------  --------  --------  --------  --------- --------
                                                       (IN THOUSANDS)
Revenues:
Product revenues........  $ 2,248   $ 3,002   $ 5,250   $ 6,700   $  9,056  $12,433    $11,859  $14,820
Service revenues........      427     1,706     1,456     1,712      2,302    3,101      3,872    3,817
                          -------   -------   -------   -------   --------  -------    -------  -------
  Total revenues........    2,675     4,708     6,706     8,412     11,358   15,534     15,731   18,637
                          -------   -------   -------   -------   --------  -------    -------  -------
Cost of Revenues:
Product revenues........      137       132       147       352        866      639        468      504
Service revenues........      297     1,160     1,303     1,965      2,122    2,400      2,294    2,350
                          -------   -------   -------   -------   --------  -------    -------  -------
  Total cost of
   revenues.............      434     1,292     1,450     2,317      2,988    3,039      2,762    2,854
                          -------   -------   -------   -------   --------  -------    -------  -------
  Gross profit..........    2,241     3,416     5,256     6,095      8,370   12,495     12,969   15,783
                          -------   -------   -------   -------   --------  -------    -------  -------
Operating Expenses:
Selling and marketing...    4,119     5,162     6,347     8,182      7,982    9,590      9,417    9,565
Research and
 development............    3,701     3,927     4,264     4,501      5,375    7,461      7,107    6,789
General and
 administrative.........    1,469     1,512     1,638     1,306      2,371    3,284      3,021    2,659
In-process research and
 development............      --        --        --        --      34,250      --         --       --
                          -------   -------   -------   -------   --------  -------    -------  -------
  Total operating
   expenses.............    9,289    10,601    12,249    13,989     49,978   20,335     19,545   19,013
                          -------   -------   -------   -------   --------  -------    -------  -------
  Loss from operations..   (7,048)   (7,185)   (6,993)   (7,894)   (41,608)  (7,840)    (6,576)  (3,230)
                          -------   -------   -------   -------   --------  -------    -------  -------
Interest income.........      200       571     1,163     1,108        890      710        719      509
Interest expense........      (19)      (45)       (8)       (7)       (50)    (220)      (287)    (220)
Other (expense)/income..      --        --         (7)       14        (36)     (49)       (95)     (39)
                          -------   -------   -------   -------   --------  -------    -------  -------
  Loss before income
   taxes................   (6,867)   (6,659)   (5,845)   (6,779)   (40,804)  (7,399)    (6,239)  (2,980)
                          -------   -------   -------   -------   --------  -------    -------  -------
Provision for foreign
 income taxes...........      --        --         25       335        340      111        133      --
                          -------   -------   -------   -------   --------  -------    -------  -------
  Net loss..............  $(6,867)  $(6,659)  $(5,870)  $(7,114)  $(41,144) $(7,510)   $(6,372) $(2,980)
                          =======   =======   =======   =======   ========  =======    =======  =======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Open Market, Inc.:

  We have audited the accompanying consolidated balance sheets of Open Market, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Market, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
February 2, 1998

                               OPEN MARKET, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 31,
                                                           -------------------
                                                             1997       1996
                                                           ---------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents............................... $  19,666  $ 49,765
  Marketable securities...................................    10,972    22,268
  Accounts receivable, net of allowance for doubtful
   accounts of $1,470 and $200 in 1997 and 1996,
   respectively...........................................    23,102     5,126
  Prepaid expenses and other current assets...............     1,423     1,468
  Loan to Founder.........................................       993     1,500
                                                           ---------  --------
    Total current assets..................................    56,156    80,127
                                                           ---------  --------
Property and equipment, at cost:
  Computers and office equipment..........................    12,129     6,194
  Land and building.......................................     4,200       --
  Construction in progress................................     3,300       --
  Leasehold improvements..................................     1,072     1,081
  Furniture and fixtures..................................       812       493
                                                           ---------  --------
                                                              21,513     7,768
Less--Accumulated depreciation and amortization...........     6,356     2,568
                                                           ---------  --------
                                                              15,157     5,200
                                                           ---------  --------
Intangible assets.........................................     7,787       --
Other assets..............................................     1,774       475
                                                           ---------  --------
    Total assets.......................................... $  80,874  $ 85,802
                                                           =========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations............. $      50  $     35
  Line of credit..........................................     5,168       --
  Accounts payable........................................     3,268     4,338
  Accrued expenses........................................    14,440     5,680
  Deferred revenues.......................................     4,390     3,254
  Note payable............................................    10,000       --
                                                           ---------  --------
    Total current liabilities.............................    37,316    13,307
                                                           ---------  --------
Long-term obligations, net of current maturities..........        99       128
                                                           ---------  --------
Stockholders' equity:
  Preferred Stock, $.10 par value--
   Authorized--2,000,000 shares
   Issued and outstanding--None...........................       --        --
  Common stock, $.001 par value--
   Authorized--100,000,000 shares
   Issued and outstanding--30,971,000 and 28,565,000
    shares in 1997 and 1996, respectively.................        31        28
  Additional paid-in capital..............................   137,427   114,977
  Other equity............................................     6,920       --
  Deferred compensation...................................      (275)      --
  Accumulated deficit.....................................  (100,644)  (42,638)
                                                           ---------  --------
    Total stockholders' equity............................    43,459    72,367
                                                           ---------  --------
    Total liabilities and stockholders' equity............ $  80,874  $ 85,802
                                                           =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  FOR THE YEARS ENDED
                                                     DECEMBER 31,
                                            ---------------------------------
                                               1997        1996       1995
                                            ----------  ----------  ---------
Revenues:
  Product revenues......................... $   48,168  $   17,200  $     365
  Service revenues.........................     13,092       5,301      1,441
                                            ----------  ----------  ---------
    Total revenues.........................     61,260      22,501      1,806
                                            ----------  ----------  ---------
Cost of revenues:
  Product revenues.........................      2,477         768         44
  Service revenues.........................      9,166       4,725        969
                                            ----------  ----------  ---------
    Total cost of revenues.................     11,643       5,493      1,013
                                            ----------  ----------  ---------
    Gross profit...........................     49,617      17,008        793
                                            ----------  ----------  ---------
Operating expenses:
  Selling and marketing....................     36,554      23,810      4,517
  Research and development.................     26,732      16,393      6,717
  General and administrative...............     11,335       5,925      3,587
  In-process research and development......     34,250         --         --
                                            ----------  ----------  ---------
    Total operating expenses...............    108,871      46,128     14,821
                                            ----------  ----------  ---------
    Loss from operations...................    (59,254)    (29,120)   (14,028)
Interest income............................      2,827       3,042        242
Interest expense...........................       (777)        (79)       (86)
Other (expense)/income.....................       (218)          7        --
                                            ----------  ----------  ---------
    Loss before provision for income
     taxes.................................    (57,422)    (26,150)   (13,872)
Provision for income taxes.................        584         360        --
                                            ----------  ----------  ---------
    Net loss............................... $  (58,006) $  (26,510) $ (13,872)
                                            ==========  ==========  =========
Net loss per share--basic and diluted...... $    (1.87) $    (1.31) $   (1.49)
                                            ==========  ==========  =========
Weighted average common equivalent shares
 outstanding--basic and diluted............ 30,994,000  20,923,000  9,329,000
                                            ==========  ==========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------------------------------------------------------------------
                       REDEEMABLE
                       CONVERTIBLE
                     PREFERRED STOCK       COMMON STOCK                   OTHER EQUITY
                   --------------------  -----------------            --------------------                          TOTAL
                                                     $.001 ADDITIONAL   COMMON             DEFERRED             STOCKHOLDERS'
                     NUMBER    CARRYING    NUMBER     PAR   PAID-IN     SHARES    CARRYING COMPEN-  ACCUMULATED    EQUITY
                   OF SHARES    VALUE    OF SHARES   VALUE  CAPITAL   EQUIVALENTS  VALUE    SATION    DEFICIT     (DEFICIT)
                   ----------  --------  ----------  ----- ---------- ----------- -------- -------- ----------- -------------
Balance, December
 31, 1994........   1,850,000  $  1,850   9,336,000   $ 9        --         --        --      --     $  (1,292)   $ (1,283)
 Issuance of
  Series B
  redeemable
  convertible
  preferred
  stock, net of
  issuance costs
  of $64.........   1,731,000     9,355         --    --         --         --        --      --           (64)        (64)
 Repurchase and
  retirement of
  restricted
  common stock...         --        --      (74,000)  --         --         --        --      --           --          --
 Exercise of
  common stock
  options........         --        --      128,000   --          32        --        --      --           --           32
 Net loss........         --        --          --    --         --         --        --      --       (13,872)    (13,872)
                   ----------  --------  ----------   ---   --------    -------    ------   -----    ---------    --------
Balance, December
 31, 1995........   3,581,000    11,205   9,390,000     9         32        --        --      --       (15,228)    (15,187)
 Issuance of
  Series C
  redeemable
  convertible
  preferred
  stock, net of
  issuance costs
  of $900........   2,695,000    26,950         --    --         --         --        --      --          (900)       (900)
 Conversion of
  redeemable
  convertible
  preferred stock
  into common
  stock..........  (6,276,000)  (38,155) 13,437,000    13     38,142        --        --      --           --       38,155
 Issuance of
  common stock in
  initial public
  offering, net
  of
  underwriters'
  commission and
  issuance costs
  of $6,673......         --        --    4,600,000     5     76,122        --        --      --           --       76,127
 Exercise of
  common stock
  options........         --        --    1,138,000     1        470        --        --      --           --          471
 Issuance of
  common stock
  purchase
  warrant (Note
  6(h))..........         --        --          --    --         211        --        --      --           --          211
 Net loss........         --        --          --    --         --         --        --      --       (26,510)    (26,510)
                   ----------  --------  ----------   ---   --------    -------    ------   -----    ---------    --------
Balance, December
 31, 1996........         --        --   28,565,000    28    114,977        --        --      --       (42,638)     72,367
 Exercise of
  common stock
  options........         --        --      710,000     1        355        --        --      --           --          356
 Employee stock
  purchase plan..         --        --       59,000   --         658        --        --      --           --          658
 Issuance of
  common stock in
  Waypoint
  acquisition....         --        --      739,000     1      9,548        --        --      --           --        9,549
 Issuance of
  common stock in
  Folio
  acquisition,
  net of purchase
  price
  adjustment.....         --        --      898,000     1     11,509    628,000     6,920     --           --       18,430
 Deferred
  compensation
  related to
  stock options..         --        --          --    --         380        --        --     (380)         --          --
 Compensation
  expense........         --        --          --    --         --         --        --      105          --          105
 Net loss........         --        --          --    --         --         --        --      --       (58,006)    (58,006)
                   ----------  --------  ----------   ---   --------    -------    ------   -----    ---------    --------
Balance, December
 31, 1997........         --   $    --   30,971,000   $31   $137,427    628,000    $6,920   $(275)   $(100,644)   $ 43,459
                   ==========  ========  ==========   ===   ========    =======    ======   =====    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
Cash flows from operating activities:
 Net loss........................................  $(58,006) $(26,510) $(13,872)
 Adjustments to reconcile net loss to net cash
  used in operating activities--
 Depreciation and amortization...................     3,797     1,723       808
 Amortization of intangible assets...............     1,351       --        --
 Write-off of in-process research and
  development....................................    34,250       --        --
 Compensation expense............................       105       --        --
 Issuance of common stock purchase warrant.......       --        211       --
 Changes in assets and liabilities--
 Accounts receivable.............................   (14,565)   (3,900)   (1,226)
 Prepaid expenses and other current assets.......       472      (949)     (526)
 Accounts payable................................     1,907     2,980     1,287
 Accrued expenses................................     2,382     3,039     2,583
 Deferred revenues...............................      (508)   (3,647)    6,886
                                                   --------  --------  --------
Net cash used in operating activities............   (28,815)  (27,053)   (4,060)
                                                   --------  --------  --------
Cash flows from investing activities:
 Purchases of property and equipment.............    (3,846)   (4,525)   (2,864)
 Increase in construction-in-progress............    (3,300)      --        --
 Repayment (issuance) of loan to Founder.........       507    (1,500)      --
 Sales (purchases) of marketable securities......    11,296   (22,268)      --
 Cash acquired from Waypoint acquisition.........       372       --        --
 Cash paid in Folio acquisition..................   (11,400)      --        --
 Increase in other assets........................    (1,275)     (370)     (103)
                                                   --------  --------  --------
Net cash used in investing activities............    (7,646)  (28,663)   (2,967)
                                                   --------  --------  --------
Cash flows from financing activities:
 Borrowings under the line of credit.............     5,168       --        --
 Proceeds (payments) from long-term obligations..       (14)     (834)      780
 Proceeds from the issuance of redeemable
  convertible preferred stock, net of issuance
  costs..........................................       --     26,050     8,241
 Proceeds from bridge financing..................       --        --      1,050
 Proceeds from the exercise of common stock
  options........................................       356       471        32
 Proceeds from the employee stock purchase plan..       658       --        --
 Proceeds from issuance of common stock, net of
  underwriters' commissions and issuance costs...       --     76,127       --
                                                   --------  --------  --------
Net cash provided by financing activities........     6,168   101,814    10,103
                                                   --------  --------  --------
Foreign exchange effect on cash and cash
 equivalents.....................................       194       (45)      --
Net (decrease)/increase in cash and cash
 equivalents.....................................   (30,099)   46,053     3,076
Cash and cash equivalents, beginning of year.....    49,765     3,712       636
                                                   --------  --------  --------
Cash and cash equivalents, end of year...........  $ 19,666  $ 49,765  $  3,712
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
 Interest paid during year.......................  $     53  $     79  $     86
                                                   ========  ========  ========
 Taxes paid during year..........................  $    270  $    --   $    --
                                                   ========  ========  ========
Supplemental schedule of non-cash financing
 activities:
 Conversion of bridge financing into redeemable
  convertible preferred stock....................  $    --   $    --   $  1,050
                                                   ========  ========  ========
 Conversion of preferred stock into common
  stock..........................................  $    --   $ 38,155  $    --
                                                   ========  ========  ========
Supplemental disclosure of non-cash investing
 activities:
 In connection with the acquisition of Waypoint
  (see Note 3), the following non-cash
  transaction occurred:
 Fair value of assets acquired...................  $  9,922  $    --   $    --
 Liabilities assumed.............................      (156)      --        --
 Issuance of common stock........................    (9,548)      --        --
 Cash acquired...................................      (590)      --        --
                                                   --------  --------  --------
 Cash acquired in acquisition, net of acquisition
  costs..........................................  $   (372) $    --   $    --
                                                   ========  ========  ========
In connection with the acquisition of Folio (see
 Note 3), the following non-cash transaction
 occurred:
 Fair value of assets acquired...................  $ 45,512  $    --   $    --
 Liabilities assumed.............................    (5,682)      --        --
 Issuance of common stock........................   (18,430)      --        --
 Issuance of note payable........................   (10,000)      --        --
                                                   --------  --------  --------
 Cash paid for acquisition and acquisition
  costs..........................................  $ 11,400  $    --   $    --
                                                   ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) OPERATIONS

  Open Market, Inc. develops, markets, licenses and supports enterprise-class, packaged application software products and professional services that allow its customers to engage in business-to-business and business-to-consumer Internet commerce, information commerce and commercial publishing. The Company has been publicly held since May 1996 (NASDAQ:OMKT) and employs approximately 500 people. Open Market's software includes a wide spectrum of functionality required to effectively conduct business on the Internet, allowing companies to attract customers to their Web site, engage them in acting upon an offer, complete a transaction and service them once a transaction has been completed.

  The Company is subject to risks common to growing technology-based companies, including rapid technological change, a developing Internet market, recent acquisitions, product release schedules, competition from substitute products and larger companies, dependence on key personnel, limited operating history, quarterly operating results and the successful development and marketing of commercial products and services.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements reflect the application of the following significant accounting policies described in this note and elsewhere in the accompanying notes to consolidated financial statements.

 (a) Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

 (b) Revenue Recognition

  The Company recognizes revenue in accordance with the provisions of Statement of Position No. 91-1 (SOP 91-1), Software Revenue Recognition. The Company generates revenue from licensing the rights to use its software products to end users, porting its products to hardware manufacturers' operating environments and sublicense fees from resellers. The Company also generates service revenues from the sale of postcontract customer support and the sale of certain consulting and development services.

  In October 1997, the Financial Accounting Standards Board issued SOP 97-2, Software Revenue Recognition, which supersedes SOP 91-1 and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The adoption of this will not have a material impact on the Company's results of operations.

  Revenues from software license agreements are recognized upon delivery of the software if there are no significant post-delivery obligations, and payment is fixed and determinable. If an acceptance period is required, revenues are recognized upon customer acceptance. The Company enters into reseller arrangements for certain products that typically provide for sublicense fees payable to the Company based on a percentage of the Company's list price. Royalty and sublicense revenues from the Company's reseller arrangements are recognized when earned, either on a per-unit basis as reported to the Company by its licensees, or, with regards to guaranteed minimums, upon shipment of the master copy of all software to which the guaranteed minimum sublicense fees

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

relate, if there are no significant post-delivery obligations. Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Revenues from development and consulting services are recognized upon customer acceptance or the period in which services are provided, if customer acceptance is not required, and the revenues are fixed and determinable.

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

 (c) Cash, Cash Equivalents and Marketable Securities

  The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than three months. Marketable securities are investment-grade securities with original maturities of greater than three months but less than one year. The average maturity of the Company's marketable securities is approximately nine months at December 31, 1997. To date, the Company has not recorded any realized gains or losses.

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
   Cash and cash equivalents--
     Commercial paper and corporate bonds...................... $12,714 $38,322
     Cash......................................................   4,406   1,215
     Money market accounts.....................................   1,946   5,640
     State and municipal securities............................     600   2,000
     U.S. government and agency securities.....................     --    2,588
                                                                ------- -------
       Total cash and cash equivalents......................... $19,666 $49,765
                                                                ======= =======
   Marketable securities--
     Corporate and other debt securities....................... $ 5,022 $15,250
     State and municipal bonds.................................   3,950   2,019
     U.S. government and agency securities.....................   2,000   4,999
                                                                ------- -------
       Total marketable securities............................. $10,972 $22,268
                                                                ======= =======

 (d) Depreciation and Amortization

  The Company provides for depreciation and amortization using the straight-line method to allocate the cost of property and equipment over their estimated useful lives as follows:

                                                                      ESTIMATED
      ASSET CLASSIFICATION                                           USEFUL LIFE
      --------------------                                           -----------
      Building......................................................   25 Years
      Computers and office equipment................................  3-5 Years
      Leasehold improvements........................................ Lease term
      Furniture and fixtures........................................    7 Years

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Construction in progress represents the Company's leasehold improvements for the Burlington facility which opened in February 1998.

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

 (f) Net Loss Per Share

  Effective December 31, 1997, the Company adopted SFAS No. 128 Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and Staff Accounting Bulletin (SAB) No. 98 retroactively to all periods presented. Weighted average shares outstanding includes the shares to be issued to Reed Elsevier in January 1998 relating to the Folio acquisition. Diluted net loss per share for the years ended 1997, 1996 and 1995 is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive. Calculations of basic and diluted net loss per common share are as follows:

                                                   1997      1996      1995
                                                 --------  --------  --------
   Net loss..................................... $(58,006) $(26,510) $(13,872)
   Accretion of preferred stock discount........      --       (900)      (64)
                                                 --------  --------  --------
   Net loss applicable to common stockholders... $(58,006) $(27,410) $(13,936)
                                                 ========  ========  ========
   Net loss per common share--basic and
    diluted..................................... $  (1.87) $  (1.31) $  (1.49)
                                                 ========  ========  ========
   Weighted average common shares outstanding--
    basic and diluted...........................   30,994    20,923     9,329
                                                 ========  ========  ========
   Antidilutive securities that were not
    included--common stock options..............    6,237     4,967     4,904
                                                 ========  ========  ========

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


 (g) Concentration of Credit Risk

  SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentrations. The Company has no significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents with several financial institutions and invests in investment-grade securities. The Company maintains reserves for the potential write-off of accounts receivable. The Company recorded revenues of greater than 10% of total revenues from the following customers:

                                                      PERCENTAGE OF CUSTOMER
                                                             REVENUES
                                          SIGNIFICANT -------------------------
      YEAR ENDED                           CUSTOMERS     A       B*        C
      ----------                          ----------- -------  -------- -------
      December 31, 1996..................       1         --       --        18%
      December 31, 1995..................       2          33%      16%     --

--------
* This customer is a related party as discussed in Note 9.

  The Company did not have a customer with revenues greater than 10% of total revenues in the year ended December 31, 1997.

 (h) Postretirement Benefits

  The Company has no obligations for postretirement benefits.

 (i) Financial Instruments

  The estimated fair values of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, line of credit and long-term debt, approximate their carrying value.

 (j) Use of Estimates

  The preparation of the accompanying consolidated financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

 (k) New Accounting Standards

  In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

  In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption.

  The Company does not believe the adoption of these accounting pronouncements will have a material impact on the Company's results of operations or financial position.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(3) ACQUISITIONS

 (a) Waypoint Software Corporation

  On February 12, 1997, the Company acquired all of the outstanding shares of capital stock of Waypoint Software Corporation (Waypoint), a software development company specializing in the business-to-business industrial catalog segment of the Internet. As payment of the purchase price, the Company issued an aggregate of approximately 739,000 shares of its common stock to the stockholders of Waypoint and issued options to acquire approximately 6,000 shares of the Company's common stock at $0.456 per share to Waypoint option holders. The value of the shares of, and the options to acquire, the Company's common stock issued in connection with the acquisition was approximately $11,000 based on a weighted average market price, as defined, of the Company's freely tradable shares. The shares issued were subject to certain selling restrictions and, as a result, were not freely tradable. Therefore, for purposes of calculating aggregate consideration paid, the value of the shares issued was recorded at a discounted value. In addition, in connection with this acquisition, the Company has entered into employment agreements with certain of the principals of Waypoint under which the Company has agreed to pay bonuses in an aggregate amount of $1,200 over two years depending on certain future events, as defined. The employees earned $600 under their employment agreements in the year ended December 31, 1997. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Waypoint subsequent to February 12, 1997 are included in the Company's consolidated statements of operations. The shares of common stock of the Company issued to the former stockholders of Waypoint have been registered for resale pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on June 11, 1997.

  The aggregate purchase price of $9,922 consisted of the following:

   DESCRIPTION                                                            AMOUNT
   -----------                                                            ------
   Common stock.......................................................... $9,548
   Assumed liabilities...................................................    156
   Acquisition costs.....................................................    218
                                                                          ------
     Total purchase price:                                                $9,922
                                                                          ======

  The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has been allocated as follows:

   DESCRIPTION                                                           AMOUNT
   -----------                                                           ------
   Current assets....................................................... $  590
   Property, plant and equipment........................................     76
   Other assets.........................................................      6
   In-process research and development..................................  9,250
                                                                         ------
     Total assets acquired:                                              $9,922
                                                                         ======

  The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations. The amount allocated to in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

substantial development and testing prior to the reaching of technological feasibility. However, there was no assurance that these projects would reach technological feasibility or develop into products that might be sold profitably by the Company. The technology acquired in the acquisition of Waypoint has required, and may require, substantial additional development by the Company.

 (b) Folio Corporation

  Pursuant to a Stock Purchase Agreement dated as of February 20, 1997 (the "Stock Purchase Agreement"), the Company acquired all of the outstanding shares of capital stock of Folio Corporation (Folio), a leading supplier of software for managing business-critical information. As payment of the purchase price, the Company (i) issued 897,866 shares of common stock of the Company, (ii) made a cash payment of $10,000, (iii) agreed to issue 897,866 shares of common stock of the Company in January 1998 and (iv) issued a promissory note of the Company in the original principal amount of $10,000 payable in either cash or a combination of cash and common stock of the Company. The value of the shares of common stock of the Company issued or reserved for issuance was approximately $25,000 based on a weighted average market price, as defined, of the Company's freely tradable shares. The shares issued on March 7, 1997, as well as the shares issued in January 1998 were not freely tradable due to selling restrictions. Therefore, although 448,933 and 538,342 shares were registered by the Company in August 1997 and February 1998, respectively, upon the request of the former stockholder of Folio as required under the terms of the Stock Purchase Agreement, for purposes of calculating the aggregate consideration paid, the value of such shares, was recorded at a discount. The Stock Purchase Agreement provided for a purchase price adjustment based on the change in the net assets of Folio from the estimated value at December 31, 1996 through the date of closing. As a result of this adjustment, the former stockholder of Folio forfeited 270,116 shares of common stock of the Company to be issued in the transaction. Other equity in the accompanying consolidated balance sheet includes the value of the shares to be issued in January 1998, net of the forfeited shares. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Folio subsequent to March 7, 1997 are included in the Company's consolidated statements of operations. For tax purposes, this transaction will be treated as a deemed asset purchase in accordance with the Internal Revenue Code Section 338(h)(10).

  The aggregate purchase price of $45,512 consisted of the following:

   DESCRIPTION                                                           AMOUNT
   -----------                                                           -------
   Common stock......................................................... $18,430
   Cash paid............................................................  10,000
   Note payable.........................................................  10,000
   Assumed liabilities..................................................   5,682
   Acquisition costs....................................................   1,400
                                                                         -------
     Total purchase price:                                               $45,512
                                                                         =======

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


  The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has preliminarily been allocated as follows:

   DESCRIPTION                                                          AMOUNT
   -----------                                                          -------
   Current assets...................................................... $ 4,729
   Property, plant and equipment.......................................   6,605
   Other assets........................................................      41
   In-process research and development.................................  25,000
   Other acquired intangible assets....................................   9,137
                                                                        -------
     Total assets acquired:                                             $45,512
                                                                        =======

  The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations. The amount allocated to in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to reaching technological feasibility. However, there can be no assurance that these projects will reach technological feasibility or develop into products that may be sold profitably by the Company. The technology acquired in the acquisition of Folio has required, and will continue to require, substantial additional development by the Company. The intangible assets are being amortized over five to seven years. The Company recorded approximately $1,351 of amortization expense relating to these intangible assets during 1997.

 (c) Pro Forma Results of Operations

  The following unaudited pro forma combined results of operations of the Company assume that the Waypoint and Folio acquisitions were completed on January 1, 1997 and 1996, respectively:

                                                             FOR THE YEAR
                                                          ENDED DECEMBER 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
   Total revenues........................................ $  64,005  $  41,275
                                                          ---------  ---------
   Net loss..............................................   (26,773)   (34,411)
                                                          =========  =========
   Net loss per share--basic and diluted................. $   (0.85) $   (1.48)
                                                          =========  =========

  These pro forma amounts represent the historical operating results of Waypoint and Folio prior to their respective dates of acquisition, combined with those of the Company with appropriate adjustments which give effect to interest income, interest expense, amortization expense, as well as the exclusion of the charge for in-process research and development. For the year ended December 31, 1996, the results of Waypoint have not been included as Waypoint had not yet commenced operations. These pro forma results are not necessarily indicative of operating results which would have occurred if the Waypoint and Folio acquisitions had been operated by current management during the periods presented.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(4) LONG-TERM OBLIGATIONS

 (a) Line-of-Credit Arrangement

  The Company has an unsecured credit facility arrangement with a bank, which provides up to $15,000 in financing of which $10,000 is a line of credit and $5,000 is available to fund letters of credit. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate (8.5% at December 31, 1997). The Company is required to comply with certain restrictive covenants under this agreement. There was $9,832 available under this facility as of December 31, 1997.

 (b) Obligation Under License Agreement

  During 1994, the Company entered into a license agreement with a university to utilize certain patented computer software. The Company recorded the present value of the future commitments under contract, $217, as a component of research and development expense during 1994. The balance of the obligation was $149 and $163 at December 31, 1997 and 1996, respectively. The obligation will be repaid in annual installments of $52 through 2002.

(5) INCOME TAXES

  The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

  The provision for income taxes for the years ended December 31, 1997 and 1996 consists of foreign income and withholding taxes.

  At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $65,000, which expire through 2011. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholders over a three-year period. The Company believes it has experienced a change in ownership in excess of 50%. The Company does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards.

  The components of the Company's deferred tax asset are as follows:

                                                                 1997    1996
                                                                ------- -------
   Net operating loss carryforwards............................ $26,000 $15,600
   Tax credit carryforwards....................................   1,400     367
   Temporary differences.......................................   2,021     547
   Amortization of intangibles.................................   9,790     --
                                                                ------- -------
                                                                 39,211  16,514
   Less--valuation allowance...................................  39,211  16,514
                                                                ------- -------
   Net deferred tax assets..................................... $   --  $   --
                                                                ======= =======

  It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Company's short operating history, the volatility of the market in which it competes, the operating losses incurred to date, and believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 1997 and 1996. The increase in the valuation allowance during these periods primarily relates to the Company's operating results.

(6) STOCKHOLDERS' EQUITY (DEFICIT)

 (a) Preferred Stock

  In April 1996, the Company's Board of Directors authorized the issuance of up to 2,000,000 shares of $.10 par value preferred stock. At December 31, 1997, no shares are issued and outstanding.

 (b) Common Stock

  In April 1996, the stockholders authorized the issuance of up to 100,000,000 shares of common stock. At December 31, 1997, there are 15,551,000 shares reserved for issuance under the Company's option and stock purchase plans.

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

 (d) 1994 Stock Incentive Plan

  During 1994, the Company's Board of Directors adopted the 1994 Stock Incentive Plan (the Incentive Plan). Under the Incentive Plan, as amended, the Company has reserved and may issue up to 15,201,000 shares of common stock or options to purchase common stock. As of December 31, 1997, there are 1,254,000 shares available for issuance under the Incentive Plan.

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

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


  The Company records deferred compensation when stock options are granted at an exercise price per share that is less than the fair market value on the date of the grant. Deferred compensation is recorded in an amount equal to the excess of the fair market value per share over the exercise price multiplied by the number of options granted. During 1997, the Company recorded $330 of deferred compensation for the grant of 30,000 options as described above. Compensation of $55 was recognized as an expense in 1997 and the remaining amount will be recognized over the estimated vesting period of the underlying options. Additionally, in connection with the modification of a certain option agreement, the Company recorded $50 in compensation expense in 1997.

  The following is a summary of the stock option activity:

                                                                     WEIGHTED
                                                       NUMBER OF   AVERAGE PRICE
                                                         SHARES      PER SHARE
                                                       ----------  -------------
   Outstanding, December 31, 1994.....................        --         --
     Granted..........................................  5,032,000      $0.36
     Exercised........................................   (128,000)      0.25
                                                       ----------      -----
   Outstanding, December 31, 1995.....................  4,904,000      $  37
     Granted..........................................  1,469,000      11.21
     Exercised........................................ (1,138,000)      0.41
     Terminated.......................................   (268,000)      3.74
                                                       ----------      -----
   Outstanding, December 31, 1996.....................  4,967,000      $3.38
     Granted..........................................  2,708,000      11.17
     Exercised........................................   (710,000)      0.50
     Terminated.......................................   (728,000)      9.44
                                                       ----------      -----
   Outstanding, December 31, 1997.....................  6,237,000      $6.38
                                                       ==========      =====
   Exercisable, December 31, 1997.....................  2,107,000      $2.86
                                                       ==========      =====

                                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                         ------------------------------------------- --------------------------
                                                         WEIGHTED        WEIGHTED                   WEIGHTED
                                                         AVERAGE         AVERAGE                    AVERAGE
                            RANGE OF       NUMBER       REMAINING     EXERCISE PRICE   NUMBER    EXERCISE PRICE
                         EXERCISE PRICES OUTSTANDING CONTRACTUAL LIFE   PER SHARE    OUTSTANDING   PER SHARE
                         --------------- ----------- ---------------- -------------- ----------- --------------
1995....................  $ 0.17-$1.50    2,765,000        7.64           $ 0.43      1,632,000      $ 0.37
1996....................  $4.00-$35.13    1,123,000        8.35           $11.51        458,000      $11.35
1997....................  $0.25-$15.75    2,349,000        9.41           $10.94         17,000      $13.13
                                          ---------                                   ---------
                                          6,237,000                                   2,107,000
                                          =========                                   =========

 (e) The 1996 Director Option Plan

  In April 1996, the Company's Board of Directors approved the 1996 Director Option Plan (the Director Plan) whereby the Company has reserved and may issue up to 100,000 shares of common stock. Under the terms of the Director Plan, each newly elected director will be granted an option to purchase that number of shares of common stock determined by dividing $100 by the option exercise price, at the then fair market value, as defined. In addition, commencing with the 1997 annual meeting of the stockholders and for every annual meeting of stockholders thereafter, each director who is not a founder or employee of the Company will be granted an option to purchase that number shares of common stock determined by dividing $30 by the option exercise price. These options vest over a four-year period and expire 10 years from the date of grant at the then fair market value. The

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

vesting of these options will accelerate upon a change of control, as defined. At December 31, 1997, there were 27,000 options outstanding under the Director Plan.

 (f) The 1996 Employee Stock Purchase Plan

  In April 1996, the Company's Board of Directors approved the 1996 Employee Stock Purchase Plan (the Purchase Plan) whereby, the Company has reserved and may issue up to an aggregate of 250,000 shares of its common stock for issuance in accordance with the Purchase Plan. Under the terms of the Purchase Plan, employees who meet certain eligibility requirements may purchase shares of the Company's common stock at 85% of the closing price of the common stock on the first or last day of each six-month offering period, whichever is lower. In January 1997, July 1997, and January 1998 the Company issued 24,000, 35,000 and 63,000 shares, respectively for gross proceeds of approximately $325, $333 and $543, respectively. At December 31, 1997 there are 128,000 shares available for issuance under the plan.

 (g) Pro Forma Disclosure of Stock-Based Compensation

  In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to nonemployees in the consolidated statement of operations. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 1997, 1996 and 1995 using the Black-Scholes option pricing model. The weighted average assumptions used for 1997, 1996 and 1995 are as follows:

                                                1997        1996        1995
                                             ----------  ----------  ----------
   Risk-free interest rate.................. 5.75%-6.88% 5.54%-6.76% 5.63%-7.49%
   Expected dividend yield..................        --          --          --
   Expected life............................    7 years     7 years     7 years
   Expected volatility......................         70%         70%         70%

  The total value of the options granted to employees and stock issued under the employee stock purchase plan during 1997, 1996 and 1995 was computed as approximately $16,943, $9,716 and $1,056, respectively. Of these amounts approximately $8,908, $4,725 and $244 would be charged to operations for the years ended December 31, 1997, 1996 and 1995, respectively. The remaining amount, approximately $13,838, would be amortized over the remaining vesting periods. The pro forma effect of these option grants for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                    1997      1996      1995
                                                  --------  --------  --------
   Net loss, as reported......................... $(58,006) $(26,510) $(13,872)
                                                  ========  ========  ========
   Net loss, pro forma........................... $(66,914) $(31,235) $(14,116)
                                                  ========  ========  ========
   Net loss per share--basic and diluted
     As reported................................. $  (1.87) $  (1.31) $  (1.49)
                                                  ========  ========  ========
     Pro forma................................... $  (2.16) $  (1.54) $  (1.52)
                                                  ========  ========  ========

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

 (h) Common Stock Purchase Warrant

  During September 1996, the Company issued a stock purchase warrant to one of its customers for the purchase of 100,000 shares of the Company's common stock at an exercise price of $25.00 per share. The warrant expired on December 31, 1997. At the time of issuance, the Company recorded a charge of $211, representing the fair market value of the warrant, as calculated using the Black-Scholes option pricing model.

(7) REDEEMABLE CONVERTIBLE PREFERRED STOCK

  The Company's Board of Directors authorized 7,500,000 shares of preferred stock and designated 1,850,000, 1,850,000 and 3,000,000 of such shares as Series A, B and C redeemable convertible preferred stock, respectively (Series A, B and C Preferred Stock). The Company's Series A, B and C Preferred Stock were issued as follows:

                                                           NUMBER OF PRICE PER
                DATE                    DESCRIPTION         SHARES     SHARE
                ----              ------------------------ --------- ---------
   June 1994..................... Series A Preferred Stock 1,850,000  $ 1.000
   April, August and October
    1995......................... Series B Preferred Stock 1,731,000  $ 5.405
   January and March 1996........ Series C Preferred Stock 2,695,000  $10.000

  In connection with the Company's initial public offering (Note 6(c)), all outstanding shares of redeemable convertible preferred stock were converted into 13,437,000 shares of common stock. The Series A, B and C Preferred Stock had the following rights, preferences and privileges. The Series A, B and C Preferred Stock had liquidation preference over common stock in the event of a liquidation, dissolution or winding up of the Company. At the request of the majority of the Series A, B and C Preferred Stockholders, the Company would have been required to redeem these shares for the redemption price plus any declared but unpaid dividends. The Series A, B and C Preferred Stock were also entitled to vote with the common stockholders as a single class, as defined, and to receive dividends declared or paid on any shares of common stock in preference to dividends on common stock. The Series A, B and C Preferred Stockholders also had registration rights and the right of first refusal to purchase any new securities offered by the Company, as defined. These rights, preferences and privileges terminated upon the completion of the Company's initial public offering.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(8) COMMITMENTS

 (a) Facilities

  The Company leases its facilities and certain equipment under operating leases that expire through February 2010. The future minimum lease commitments at December 31, 1997, net of sublease income, are as follows:

   Year Ended December 31,
     1998............................................................... $ 3,216
     1999...............................................................   3,053
     2000...............................................................   3,034
     2001...............................................................   3,015
     2002...............................................................   2,678
     Thereafter.........................................................  18,428
                                                                         -------
                                                                         $33,424
                                                                         =======

  Rent expense included in the accompanying consolidated statements of operations was approximately $2,670, $1,903 and $478 for the years ended December 31, 1997, 1996 and 1995.

 (b) Employment Agreement

  The Company has entered into an employment agreement with an executive officer that provides for bonus and severance benefits for a year upon termination of employment, under certain circumstances, as defined. In connection with the Waypoint acquisition (see Note 3(a)), the Company entered into certain employment agreements.

(9) RELATED PARTY TRANSACTIONS

  The Company has entered into agreements with certain stockholders that provide for product and service revenues. The Company believes that the terms of these transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company recognized product and service revenues from related parties of approximately $6,129, $2,500 and $295 during the years ended December 31, 1997, 1996 and 1995, respectively. The Company had related party accounts receivable of approximately $182, $95 and $331 and related party deferred revenue of approximately $81, $600 and $1,605 included in the accompanying consolidated balance sheets as of December 31, 1997, 1996 and 1995, respectively, from certain stockholders.

  On February 5, 1996, the Company loaned $1,500 to a founder and director of the Company. The loan is nonrecourse, secured by a pledge of 375,000 shares of common stock, and bears interest at a rate of 5.61% per annum. The founder and director repaid $507 of principal in 1997 reducing the loan balance to $993. Interest receivable of $161 is included in prepaid expenses and other current assets. The loan, as amended, is due and payable no later than November 1998. The loan and accrued interest was paid in full subsequent to year end.

(10) EMPLOYEE BENEFIT PLAN

  In October 1995, the Company adopted a 401(k) savings and investment plan (the 401(k) Plan) for eligible employees. Each participant may elect to contribute up to 15% of his or her compensation for the plan year, subject to certain limitations, as defined. Company matching contributions are made to the plan at the discretion

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

of the Board of Directors. There have been no discretionary contributions made by the Company to the 401(k) Plan to date.

(11) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
   Payroll and related expenses................................. $ 6,169 $3,084
   Professional and consulting fees.............................   1,899    916
   All other....................................................   6,372  1,680
                                                                 ------- ------
                                                                 $14,440 $5,680
                                                                 ======= ======

(12) DEFERRED REVENUES

  Deferred revenues consist of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
   Payments for future product deliverables...................... $  726 $  632
   Prepaid sublicense fees.......................................  1,601  1,317
   Prepaid service revenues......................................  2,063  1,305
                                                                  ------ ------
                                                                  $4,390 $3,254
                                                                  ====== ======

(13) GEOGRAPHIC INFORMATION

  Revenues by geographic destination as a percentage of total revenues are as follows:

                                                                  DECEMBER 31,
                                                                 ----------------
                                                                 1997  1996  1995
                                                                 ----  ----  ----
   North America................................................  70%   83%  100%
   Europe/Africa................................................  18     7   --
   Asia and Pacific Rim.........................................  10     8   --
   Other........................................................   2     2   --
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

  The Company's subsidiaries represent less than 10% of the consolidated total revenues, net loss or assets.

(14) SUBSEQUENT EVENTS

  In January of 1998, the Company's Board of Directors adopted a Shareholder Protection Rights Plan declaring a dividend of one right for each share of the Company's common stock outstanding at the close of business on February 12, 1998. The rights entitle the Company's shareholders to purchase one one-thousandth of a share of a series of junior participating preferred stock of the Company at an exercise price of $65.00. The rights become exercisable in the event that another party acquires or announces its intention to acquire beneficial ownership of 18% or more of the Company's common stock. Such percentage may, at the Board's discretion, be

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

lowered, although in no event may it be lower than 10%. In the event of such an acquisition or similar event, each right, except those owned by the acquirer, will enable the holder of the right to purchase that number of common shares of the Company which equals the exercise price of the right divided by one-half of the market price of the common stock. In addition, if the Company is involved in a merger or other transaction with another party in which it is not the surviving corporation, or it sells or transfers 50% or more of its assets or earning power to another party, each right will entitle its holder to purchase that number of shares of common stock of the other party which equals the exercise price of the right divided by one-half of the market price of such common stock. The rights expire ten years from the date of the grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this item appears in sections captioned "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee on Executive Compensation," "Stock Performance Graph," "Compensation of Executive Officers," "Employment Agreement," "Executive Retention Agreements," "Option Grants Table" and "Aggregated Option Exercises and Year-End Option Table" in the 1998 Proxy Statement. Such information is incorporated herein by reference in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1998 (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this item appears in sections captioned "Election of Directors," "Other Executive Officers" and "Compliance with Section 16(a) of the Securities Act of 1934" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item appears in sections "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item appears in sections "Directors' Compensation" and "Certain Transactions" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    (1) Financial Statements

      Report of Independent Public Accountants

      Consolidated Balance Sheets--As of December 31, 1997 and 1996

      Consolidated Statements of Operations--For the years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Redeemable Convertible Preferred Stock and
       Stockholders' Equity (Deficit)--For the years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows--For the years ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules

      The following financial statement schedules are filed as part of this report and should be read in conjunction with the consolidated financial statements:

      Report of Independent Public Accountants on Schedule

      Schedule II--Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3) Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

  (b) Reports on Form 8-K.

      None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Open Market, Inc.

                                                   /s/ Regina O. Sommer
                                          By: _________________________________
                                                    REGINA O. SOMMER
                                                  Senior Vice President
                                               and Chief Financial Officer

Date: March 28, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE SECURITIES ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED BELOW ON THE DATES INDICATED.

              SIGNATURE                        TITLE
                                                                     DATE

        /s/ Gary B. Eichhorn           President, Chief         March 28, 1998
-------------------------------------   Executive Officer
          GARY B. EICHHORN              and Director
                                        (Principal
                                        Executive Officer)

        /s/ Regina O. Sommer           Senior Vice              March 28, 1998
-------------------------------------   President and Chief
          REGINA O. SOMMER              Financial Officer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

          /s/ Gulrez Arshad            Director                 March 28, 1998
-------------------------------------
            GULREZ ARSHAD

       /s/ Thomas H. Bruggere          Director                 March 28, 1998
-------------------------------------
         THOMAS H. BRUGGERE

          /s/ Shikhar Ghosh            Director                 March 28, 1998
-------------------------------------
            SHIKHAR GHOSH

              SIGNATURE                         TITLE                DATE

        /s/ David K. Gifford            Director                March 28, 1998
-------------------------------------
          DAVID K. GIFFORD

          /s/ Brian J. Knez             Director                March 28, 1998
-------------------------------------
            BRIAN J. KNEZ

        /s/ William S. Kaiser           Director                March 28, 1998
-------------------------------------
          WILLIAM S. KAISER

         /s/ Eugene F. Quinn            Director                March 28, 1998
-------------------------------------
           EUGENE F. QUINN


                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  2.1    Stock Purchase Agreement, dated as of February 4, 1997, among Waypoint
         Software Corporation, the stockholders listed on Schedule I attached thereto and Registrant.(1)
  2.2+   Stock Purchase Agreement, dated as of February 20, 1997, among Folio
         Corporation, Reed Elsevier, Inc. and Registrant.(2)
  3.1    Amended and Restated Certificate of Incorporation of the Registrant.(3)
  3.2    Amended and Restated By-laws of the Registrant.(3)
  4.1    Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.(3)
  4.2    Form of Rights Certificate.(4)
  4.3    Rights Agreement, dated as of January 26, 1998 between Open Market,
         Inc. and BankBoston N.A.(5)
 10.1    1994 Stock Incentive Plan, as amended.(3)#
 10.2    1996 Employee Stock Purchase Plan.(3)#
 10.3    1996 Director Option Plan.(3)#
 10.4    Employment Agreement between the Registrant and Gary B. Eichhorn, dated November 7, 1995.(3)#
 10.5    Incentive Stock Option Agreement dated November 10, 1995, between the
         Registrant and Gary B. Eichhorn.(3)#
 10.6    Invention and Non-Disclosure Agreement dated November 10, 1995, between the Registrant and Gary B. Eichhorn.(3)
 10.7    Promissory Note dated February 5, 1996 in the principal amount of
         $1,500,000 issued by David K. Gifford to the Registrant.(3)
 10.8    Pledge Agreement dated February 5, 1996, between the Company and David
         K. Gifford.(3)
 10.9    Allonge to Term Note between David K. Gifford and Registrant dated
         November 19, 1997.
 10.10+  Master Agreement, dated as of August 23, 1995, by and between FTP
         Software, Inc. and the Registrant.(3)
 10.11+  Development and Services Agreement dated as of January 1, 1995 by and between Time Inc. New Media and the Registrant, as amended.(3)
 10.12+  Master Development Agreement, dated as of February 21, 1995, by and between Conde Net, Inc. and the Registrant.(3)
 10.13+  TMS Software License Agreement, dated as of February 27, 1996, by and between Tribune Interactive Network Services and the Registrant.(3)
 10.14+  License Agreement dated October 17, 1994 by and between Massachusetts
         Institute of Technology and the Registrant.(3)
 10.15+  Software License Agreement, effective March 15, 1996, by and between
         Novell, Inc. and the Registrant.(3)
 10.16+  Master Development Agreement, dated as of May 22, 1995, by and between
         Parade Net, Inc. and the Registrant.(3)
 10.17+  OEM Master License Agreement, dated June 30, 1995, by and between RSA
         Data Security, Inc. and the Registrant.(3)
 10.18+  Public Key Patent License, effective as of September 6, 1995, by and between Caro-Kann Corporation and the Registrant.(3)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
 10.19   Start-Up Services Agreement, dated as of February 27, 1996, by and between the Registrant and Tribune Interactive Network Services.(3)
 10.20   Founder's Agreement dated June 8, 1994 by and between David K. Gifford and the Registrant.(3)#
 10.21+  License and Exclusive Distribution Agreement dated as of April 10,
         1996 by and between Time Inc. New Media and the Registrant.(3)
 10.22+  Promissory Note dated as of March 7, 1997 by and between Reed
         Elsevier, Inc. and Registrant.
 10.23   Lease between Wayside Realty Trust and Registrant dated March 11,
         1997.
 10.24   Loan and Security Agreement between Silicon Valley Bank and Registrant dated September 26, 1997.(6)
 10.25   Export-Import Bank Loan and Security Agreement between Silicon Valley
         Bank and Registrant dated September 26, 1997.(6)
 10.26*  Form of Executive Retention Agreement entered into by the Registrant, on one hand, and each of the following executive officers of the
         Registrant, Kurt L. Freidrich, Gail F. Goodman, Thomas A. Nephew,
         Regina O. Sommer, Peter Y. Woon, Daniel E. Ross, R. William Bennett,
         Robert C. Weinberger, Curtis D. Allen, Lawrence C. Stewart and Michael
         S. Messier on the other hand.#
 21.1*   Subsidiaries of the Registrant.
 23.1*   Consent of Arthur Andersen LLP.

--------
*  Filed herewith.
#  Denotes management contract or compensatory plan or arrangement.
+ Confidential treatment requested as to certain portions which have been omitted and filed separately with the Securities and Exchange Commission.
(1) Incorporated by reference from the Registrant's Current Report on Form 8-K dated February 27, 1997.
(2) Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 24, 1997.
(3) Incorporated by reference from the Registrant's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on April 10, 1996 and amended on April 29, 1996 and May 14, 1996 (File No. 333-03340).
(4) Incorporated by reference to Exhibit B to Exhibit 1 to the Registrant's Form 8-A filed January 30, 1998.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K dated January 30, 1998.
(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q dated November 14, 1997.

  (d) Financial Statement Schedules

    The financial statement schedules required are included as part of Item
  (a)(2) above.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Open Market Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements of Open Market, Inc. and subsidiaries included in this 10-K and have issued our report thereon dated February 2, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This Schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
February 2, 1998

                               OPEN MARKET, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

Allowance for doubtful accounts

                               BALANCE                              BALANCE
                                 AT                                 AT END
                              BEGINNING                               OF
                              OF PERIOD ADDITIONS DEDUCTIONS OTHER* PERIOD
                              --------- --------- ---------- ------ -------
Year Ended December 31, 1995    $--      $   25      $--      $--   $   25
                                ====     ======      ====     ====  ======
Year Ended December 31, 1996    $ 25     $  175      $--      $--   $  200
                                ====     ======      ====     ====  ======
Year Ended December 31, 1997    $200     $1,473      $733     $530  $1,470
                                ====     ======      ====     ====  ======

* Other represents allowance for doubtful accounts acquired in the Folio acquisition.