Form 10-Q
period 1998-03-31
OPEN MARKET INC
filed 1998-05-15
CIK 926019

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

     For the quarterly period ended March 31, 1998

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         COMMISSION FILE NUMBER 0-28436


                               OPEN MARKET, INC.
            (Exact name of registrant as specified in its charter)


         DELAWARE                                          04-3214536
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)



                                ONE WAYSIDE ROAD
                        BURLINGTON, MASSACHUSETTS  01803
              (Address of principal executive offices)  (Zip Code)

                                 (781) 359-3000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]



As of April 30, 1998, there were 32,135,621 shares of the Registrant's Common Stock outstanding.

                               OPEN MARKET, INC.

                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I -  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

       Consolidated Balance Sheets as of March 31, 1998 and                3
       December 31, 1997

       Consolidated Statements of Operations for the three months
       ended March 31, 1998 and 1997                                       4

       Consolidated Statements of Cash Flows for the three
       months ended March 31, 1998 and 1997                                5

       Notes to Consolidated Financial Statements                          6

     ITEM 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                11

     ITEM 3. Quantitative and Qualitative Discussion about
             Market Risk.                                                 17

PART II - OTHER INFORMATION


     ITEM 1. Legal Proceedings.

     ITEM 2. Changes in Securities and Use of Proceeds.                   17

     ITEM 3. Defaults Upon Senior Securities.                             17

     ITEM 4. Submission of Matters to a Vote of Security Holders.         17

     ITEM 5. Other Information.                                           18

     ITEM 6. Exhibits and Reports on Form 8-K.                            18

SIGNATURES                                                                19

EXHIBIT INDEX                                                             20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               OPEN MARKET, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                            March 31,     December 31,
                                                                                               1998           1997
                                                                                          -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $  14,434        $  19,666
  Marketable securities                                                                        13,224           10,972
  Accounts receivable, net of allowances of $1,842 and $1,470, respectively                    23,635           23,102
  Loan to founder                                                                                   -              993
  Prepaid expenses and other current assets                                                     1,580            1,423
                                                                                          -----------      -----------
     Total current assets                                                                      52,873           56,156
                                                                                          -----------      -----------

Property, plant and equipment, at cost:
  Computers and office equipment                                                               12,410           12,129
  Land & building                                                                               4,200            4,200
  Construction in progress                                                                          -            3,300
  Leasehold improvements                                                                        5,194            1,072
  Furniture & fixtures                                                                          1,928              812
                                                                                          -----------      -----------
                                                                                               23,732           21,513
  Less: Accumulated depreciation and amortization                                               7,550            6,356
                                                                                          -----------      -----------
                                                                                               16,182           15,157

Intangible assets, net (Note 3)                                                                 7,382            7,787
Other assets                                                                                    1,764            1,774
                                                                                          -----------      -----------
                                                                                            $  78,201        $  80,874
                                                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                            $  12,304        $   5,168
  Accounts payable                                                                              4,810            3,268
  Note payable (Note 3)                                                                         5,000           10,000
  Accrued expenses                                                                             11,999           14,440
  Deferred revenues                                                                             1,873            4,390
  Current maturities of long-term obligations                                                      48               50
                                                                                          -----------      -----------
     Total current liabilities                                                                 36,034           37,316
                                                                                          -----------      -----------

Long-term obligations, net of current maturities                                                   99               99

Commitments

Stockholders' equity:
  Preferred stock, $.10 par value -
   Authorized - 2,000,000 shares;
   Issued and outstanding - none                                                                    -                -
  Common stock, $.001 par value -
   Authorized - 100,000,000 shares;
   Issued and outstanding - 32,079,247 shares and 30,970,791 shares at March 31, 1998 and
    December 31, 1997, respectively
                                                                                                   31               31

  Additional paid-in capital                                                                  148,778          137,427
  Other equity (Note 3)                                                                             -            6,920
  Deferred compensation                                                                          (247)            (275)
  Accumulated deficit                                                                        (106,494)        (100,644)
                                                                                          -----------      -----------
   Total stockholders' equity                                                                  42,068           43,459
                                                                                          -----------      -----------

                                                                                            $  78,201        $  80,874
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

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                           -------------------------------------------
                                                                   1998                     1997
                                                           ------------------      -------------------
REVENUES:
   Product revenues                                                   $11,273                 $  9,056
   Service revenues                                                     3,929                    2,302
                                                           ------------------      -------------------
        Total revenues                                                 15,202                   11,358
                                                           ------------------      -------------------
COST OF REVENUES:
   Product revenues                                                       600                      866
   Service revenues                                                     2,906                    2,122
                                                           ------------------      -------------------
        Total cost of revenues                                          3,506                    2,988
                                                           ------------------      -------------------
                                                           ------------------      -------------------
        Gross profit                                                   11,696                    8,370
                                                           ------------------      -------------------

OPERATING EXPENSES:
   Selling and marketing                                                7,876                    7,982
   Research and development                                             6,776                    5,375
   General and administrative                                           2,929                    2,371
   Acquired in-process research &
    development (Note 3)                                                    -                   34,250
                                                           ------------------      -------------------
        Total operating expenses                                       17,581                   49,978
                                                           ------------------      -------------------
                                                           ------------------      -------------------
        Loss from operations                                           (5,885)                 (41,608)
                                                           ------------------      -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                        318                      890
   Interest expense                                                      (240)                     (50)
   Other expense                                                          (10)                     (36)
                                                           ------------------      -------------------
Loss before provision for income taxes                                 (5,817)                 (40,804)
                                                           ------------------      -------------------
Provision for foreign income taxes                                         32                      340
                                                           ------------------      -------------------
NET LOSS                                                              $(5,849)                $(41,144)
                                                           ==================      ===================
NET LOSS PER SHARE - BASIC AND DILUTED
    (Note 2)                                                           $(0.18)                  $(1.39)
                                                           ==================      ===================

WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING
    - BASIC AND DILUTED (Note 2)                                       31,769                   29,590
                                                           ==================      ===================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)(UNAUDITED)

                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                    ----------------------------------------------
                                                                                            1998                      1997
                                                                                    -------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                               $     (5,849)             $    (41,144)
 Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation and amortization                                                               1,194                       703
   Amortization of intangible assets                                                             405                       135
   Charge associated with acquired in-process research
     & development                                                                                 -                    34,250
   Deferred compensation                                                                          28
   Changes in assets and liabilities-
      Accounts receivable                                                                       (533)                   (5,886)
      Prepaid expenses and other current assets                                                 (157)                      264
      Accounts payable                                                                         1,542                      (436)
      Accrued expenses                                                                        (2,441)                    3,109
      Deferred revenues                                                                       (2,517)                      658
                                                                                    ------------------       -------------------
        Net cash used in operating activities                                                 (8,328)                   (8,347)
                                                                                    ------------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                                   (2,219)                   (1,154)
 Payment of loan from founder                                                                    993                         -
 Purchases of marketable securities, net                                                      (2,252)                   (2,975)
 Increase in other assets                                                                         10                      (124)
 Net cash acquired from the purchase of Waypoint                                                   -                       372
 Net cash used in the purchase of Folio                                                            -                   (11,400)
                                                                                    ------------------       -------------------
        Net cash used in investing activities                                                 (3,468)                  (15,281)
                                                                                    ------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceed (payment) from line of credit                                                         7,136                         -
 Proceed (payment) on note payable                                                            (1,818)                        -
 Proceed (payment) on long-term obligations                                                       (2)                        -
 Proceed from issuance of common stock                                                         1,248                       508
                                                                                    ------------------       -------------------
        Net cash provided by financing activities                                              6,564                       508
                                                                                    ------------------       -------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (5,232)                  (23,120)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               19,666                    49,765
                                                                                    ------------------       -------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $     14,434              $     26,645
                                                                                    ==================       ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid during the period                                                        $        855              $          -
                                                                                    ==================       ===================
 Taxes paid during the period                                                           $         21              $         50
                                                                                    ==================       ===================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
In connection with the acquisition of Waypoint (see    Note 3), the following
 non-cash transaction occurred:
   Fair value of assets acquired                                                        $          -              $      9,922
   Liabilities assumed                                                                             -                      (156)
   Issuance of common stock                                                                        -                    (9,548)
   Cash acquired                                                                                   -                      (590)
                                                                                    ------------------       -------------------
   Cash acquired in acquisition, net of acquisition costs                               $          -              $       (372)
                                                                                    ==================       ===================


In connection with the acquisition of Folio (see Note 3), the following non-cash transaction occurred:
   Fair value of assets acquired                                                        $          -              $     45,512
   Liabilities assumed                                                                             -                    (5,682)
   Issuance of common stock                                                                        -                   (18,430)
   Issuance of note payable                                                                        -                   (10,000)
                                                                                    ------------------       -------------------
   Cash paid for acquisition and acquisition costs                                      $          -              $     11,400
                                                                                    ==================       ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  Basis of Presentation

    The consolidated financial statements of Open Market, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

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


    (b) Cash, Cash Equivalents and Marketable Securities


        The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities of less than three months at the time of acquisition. Marketable securities, consisting of investment grade commercial paper, corporate notes, and obligations of certain municipalities as of March 31, 1998, have maturities of greater than three months but less than one year. The average maturity of the Company's marketable securities is approximately nine months.

    (c) Net Loss per Share

        Effective December 31, 1997, the Company adopted SFAS No. 128 Earnings Per Share. SFAS NO. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and Staff Accounting Bulletin (SAB) No. 98 retroactively to all periods presented. Weighted average shares outstanding includes the shares issued to Reed Elsevier in January 1998 relating to the Folio acquisition. Diluted net loss per share for the periods ended March 31, 1998 and 1997 are the same as basis net loss per share as the inclusion of potential common stock equivalents would be antidilutive. Calculations of basic and diluted net loss per common share are as follows:


    March 31,                                         1998              1997
        Net loss                                    $(5,849)         $(41,144)
        Net loss per common share basic and          $(0.18)           $(1.39)
         diluted
        Weighted average common shares               31,769            29,590
         outstanding - basic and diluted
        Antidilutive securities that were not         6,208             4,884
         included - common stock options



    (d) Comprehensive income

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company's comprehensive loss for the three month periods ended March 31, 1998 and 1997, are the same as the Company's actual net loss. The components of the Company's comprehensive income are as follows:

        Three months ended March 31,                  1998              1997
        Net loss                                    $(5,849)         $(41,144)
        Foreign currency translation                      -                 -
         adjustments, net of income taxes
        Comprehensive loss                          $(5,849)         $(41,144)

    (e) New accounting standards

        In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Adoption of this Statement will not have a material impact on the Company's consolidated financial position or results of operations.


3.  ACQUISITIONS

    (a) Waypoint Software Corporation

        On February 12, 1997, the Company acquired all of the outstanding shares of capital stock of Waypoint Software Corporation (Waypoint), a software development company specializing in the business-to-business industrial catalog segment of the Internet. As payment of the purchase price, the Company issued an aggregate of approximately 739,000 shares of its common stock to the stockholders of Waypoint and issued options to acquire approximately 6,000 shares of the Company's common stock at $0.456 per share to Waypoint option holders. The value of the shares of, and the options to acquire, the Company's common stock issued in connection with the acquisition was approximately $11,000 based on a weighted average market price, as defined, of the Company's freely tradable shares. The shares issued were subject to certain selling restrictions and, as a result, were not freely tradable at the time of issuance. Therefore, for purposes of calculating aggregate consideration paid, the value of the shares issued was recorded at a discounted value. In addition, in connection with this acquisition, the Company entered into employment agreements with certain of the principals of Waypoint under which the Company agreed to pay bonuses in an aggregate amount of $1,200 over two years depending on certain future events, as defined. The employees earned $600 under their employment agreements in 1997. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Waypoint subsequent to February 12, 1997 are included in the Company's consolidated statements of operations.

        The aggregate purchase price of $9,922 consisted of the following:

           Description                         Amount
           -----------                         ------
           Common stock                        $9,548
           Assumed liabilities                    156
           Acquisition costs                      218
                                               ------
           Total purchase price:               $9,922
                                               ======

        The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has been allocated as follows:



           Description                         Amount
           -----------                         ------
           Current assets                      $  590
           Property, plant and equipment           76
           Other assets                             6
           In-process research & development    9,250
                                               ------
           Total assets acquired:              $9,922
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

    (b) Folio Corporation

        On March 7, 1997, the Company acquired all of the outstanding shares of capital stock of Folio Corporation (Folio), a leading supplier of software for managing business-critical information. As payment of the purchase price, the Company (I) issued 897,866 shares of common stock of the Company
    (II) made a cash payment of $10,000 (III) agreed to issue 897,866 shares of common stock in January 1998 and (iv) issued a promissory note of the Company in the original principal amount of $10,000 in either cash or a combination of cash and common stock of the Company. The value of the shares of the Company's common stock issued or reserved for issuance was approximately $25,000 based on a weighted average market price, as defined, of the Company's freely tradable shares. The shares issued on March 7, 1997, as well as the shares issued in January 1998 were not freely tradable due to selling restrictions. Therefore, although 448,933 and 538,342 shares were registered by the Company in August 1997 and February 1998, respectively, upon the request of the former stockholder of Folio as required under the terms of the Stock Purchase Agreement, for purposes of calculating the aggregate consideration paid, the value of such shares was recorded at a discount. The Stock Purchase Agreement provided for a purchase price adjustment based on the change in the net assets of Folio from the estimated value at December 31, 1996 through the date of closing. As a result of this adjustment, the former stockholder of Folio forfeited 270,116 shares of common stock of the Company to be issued in the transaction. Other equity in the accompanying consolidated balance sheet includes the value of the shares issued in January 1998, net of the forfeited shares. In the first quarter of 1998, the Company repaid $5,000 on the note payable, of which $1,818 was paid in cash and $3,182 was settled by the issuance of the Company's common stock. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Folio subsequent to March 7, 1997 are included in the Company's consolidated statements of operations. For tax purposes, this transaction will be treated as a deemed asset purchase in accordance with the Internal Revenue Code
    Section 338(h)(10).


        The aggregate purchase price of $45,512 consisted of the following:

           Description                         Amount
           -----------                         ------
           Common stock                        $18,430
           Cash paid                            10,000
           Note payable                         10,000
           Assumed liabilities                   5,682
           Acquisition costs                     1,400
                                               -------
           Total purchase price:               $45,512
                                               =======


        The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has been allocated as follows:

           Description                          Amount
           -----------                         -------
           Current assets                      $ 4,729
           Property, plant and equipment         6,605
           Other assets                             41
           In-process research & development    25,000
           Other acquired intangible assets      9,137
                                               -------
           Total assets acquired:              $45,512
                                               =======


        The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial high-risk development and testing prior to the reaching of technological feasibility. The intangible assets are being amortized over five to seven years. The Company recorded approximately $405 and $135 of amortization expense relating to these intangible assets during the first quarters of 1998 and 1997, respectively.

    (c) Pro forma results of operations

        The following unaudited pro forma combined results of operations of the Company assume that the Waypoint and Folio acquisitions were completed on January 1, 1997. (in thousands, except per share data):


                                             For the three months
                                             ended March 31,1997
                                             --------------------
        Total revenues                           $  14,144
        Net loss                                   (11,638)
        Net loss per share                           (0.37)


        These pro forma amounts represent the historical operating results of Waypoint and Folio prior to their respective dates of acquisition, combined with those of the Company with appropriate adjustments which give effect to interest income, interest expense, amortization expense, as well as the exclusion of the charge for acquired in-process research and development. These pro forma results are not necessarily indicative of operating results, which would have occurred if the Waypoint and Folio acquisitions had been operated by current management during the periods presented.



4.  SUBSEQUENT EVENT

    On April 29, 1998, the Company acquired all of the outstanding shares of capital stock of ICentral, Incorporated, based in Provo, Utah for approximately $10,000 in Open Market common stock and $1,000 in cash. In addition in connection with this acquisition, the Company has entered into employment agreements with certain of the key employees of ICentral under which the Company has agreed to pay bonuses in an aggregate amount of $1,000 depending on certain future events. The acquisition will be accounted for as a purchase, with a significant portion of the purchase price being allocated to in-process research and development and expensed at the time of closing.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS

OVERVIEW

    Open Market, Inc. (the Company) develops, markets, licenses and supports enterprise-class, packaged application software products and professional services that allow its customers to engage in business-to-consumer and business-to-business Internet commerce, information commerce and commercial publishing. Open Market's software includes a wide spectrum of functionality required to effectively conduct business on the Internet, allowing companies to attract customers to their Web site, engage them in acting upon an offer, complete a transaction and service them once a transaction has been completed.

REVENUES

    Total revenues for the period ended March 31, 1998 were $15,202, an increase of $3,844 or 34% when compared to the same period of the prior year.

    Product revenues were $11,273 or 74% of total revenue for the first quarter of 1998 versus product revenue of $9,056 or 80% of total revenues for the corresponding period of 1997. Product revenues contain two categories (1) software products which includes the licensing of Transact, LiveCommerce and the Folio product suite and (2) royalty revenues which include guaranteed minimum and pay as you go Folio Publishing royalties and merchant license fees. For the first quarter of 1998 software products were 24% and royalty revenues were 50% of total revenue. Included in the 50% of royalty revenues were the guaranteed minimum royalties from three large Folio Publishers that renewed their contracts during the first quarter of 1998 as well as several other small to medium size Folio Publishers. In addition, the Company recorded revenue from merchant license fees which also contributed to the first quarter royalty revenue. The Company believes that the split between software products and royalty revenue will continue to fluctuate on a quarterly basis. Contributing to the fluctuation in the royalty revenue are the number and timing of renewal contracts which occur primarily in the first and fourth quarter of each year as well as the ramp of merchant licenses.

    Revenues from Transact, SecureLink and Axcess, combined with revenues from products of Folio, which was acquired in March 1997, comprised the majority of the Company's revenues during the first quarter of 1997.

    Service revenues were $3,929 or 26% of total revenues for the three months ended March 31, 1997 compared to $2,302 or 20% of total revenues for the corresponding period of 1997. Of the total service revenue, 43% came from maintenance and support and 57% came from professional services which includes consulting, implementation, training and education, for the period ended March 31, 1998. For the period ended March 31, 1997 maintenance and support represented 32% and professional services represented 67% of total service revenue. The increase in maintenance and support revenues in 1998 was due primarily to an increased customer base receiving maintenance and support.

COST OF REVENUES

    Cost of product revenues decreased to $600 for the three months ended March 31, 1998 from $866 for the three months ended March 31,

1997. The decrease in cost of product revenue was due mainly to the higher content of revenues such as royalties and merchant license fees revenues which have little or no product cost. Management believes that the cost of product revenues will continue to be in a range of 5% to 7% of product revenues, depending upon the amount of third party technology it incorporates into its products.

    Cost of service revenues increased to $2,906 for the three months ended March 31, 1998 from $2,122 for the three months ended March 31, 1997. Cost of service revenues consists primarily of personnel and related costs incurred in providing professional services such as development, consulting and other technical services to customers. The increase in cost was consistent with a higher level of service revenues as well as additional investments in resources for the planned expansion of the Company's consulting business.

OPERATING EXPENSES

    Selling and marketing expenses consist primarily of the cost of sales and marketing personnel as well as the costs associated with marketing programs, advertising costs and literature. These expenses decreased slightly to approximately $7,876 for the three months ended March 31, 1998, from approximately $7,982 for the three months ended March 31, 1997. The decrease in these expenses for this period was primarily attributable to a reduction in headcount and headcount related costs as a result of a workforce re-balancing completed in January 1998.

    The Company believes that its selling and marketing expenditures will continue to fluctuate consistent with revenue.

    Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain purchased technology, as well as equipment and facility costs related to such activities. These expenses increased to approximately $6,776 for the three months ended March 31, 1998, from approximately $5,375 for the three months ended March 31, 1997. The increase of $1,401 was due to (1) higher cost associated with salary increases and other personnel related expenses (2) an increase in the use of consultants for the localization and enhancement of the Company's products.

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

    General and administrative expenses consist of the cost of finance, management and administrative personnel, as well as legal, bad debt reserve, amortization of goodwill and other professional fees. These expenses increased to approximately $2,929
                                      -12-
for the three months ended March 31, 1998 from $2,371 for the three months ended March 31, 1997. The increase in 1998 was primarily attributable to the hiring of additional personnel to support the Company's operations and the amortization of goodwill associated with the Folio acquisition.

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

    Interest income represents interest earned on cash, cash equivalents, marketable securities and to a lesser extent a loan to a founder. Interest income decreased to approximately $318 for the three months ended March
31, 1998, from approximately $890 for the three months ended March 31, 1997. The decrease is primarily attributable to lower average investments in cash, cash equivalents and marketable securities during the periods, primarily as a result of funding operations.

    Interest expense was approximately $240 and $50 for the three months ended March 31, 1998 and 1997, respectively. Interest expense relates primarily to the Company's note payable issued in conjunction with the Folio acquisition, an obligation under a license agreement, and interest on an account receivables line of credit. Other expense of $10 and $36 for the first quarter of 1998 and 1997 represents foreign currency translation losses.

    The Company has recorded a provision for foreign income taxes of $32 and $340 for the three months ended March 31, 1998 and 1997, respectively, relating to estimated taxes due in foreign jurisdictions. The Company has had losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes.

RECENT DEVELOPMENTS

On April 29, 1998 the Company acquired all of the outstanding shares of capital stock of ICentral Incorporated, based in Provo, Utah. ICentral is a provider of ShopSite, an industry leading, easy-to-use, browser-based, store building software. The Company purchased ICentral for approximately $10,000 in Open Market common stock and $1,000 in cash. In addition, in connection with this acquisition, the Company has entered into employment agreements with certain of the key employees of ICentral under which the Company has agreed to pay bonuses in an aggregate amount of $1,000 depending on certain future events. The acquisition will be accounted for as a purchase, with a significant portion of the purchase price being allocated to in-process research and development and expensed at the time of closing.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1998, the Company had approximately $27,658 in cash, cash equivalents and marketable securities, a decrease of $2,980 from December 31, 1997.

    The Company's operating activities utilized cash and cash equivalents of approximately $8,328 and $8,347 for the three months ended March 31, 1998 and 1997, respectively. The change during the first quarter of 1998 in deferred revenue of $2,517 related to the recognition of certain product and service revenue. Deferred revenues will fluctuate based upon the timing of cash receipts relative to the recognition of product and service revenues.

    The Company's investing activities used cash and cash equivalents of approximately $3,468 and $15,281 for the three month periods ended March 31, 1998 and 1997, respectively. For March 31, 1998 the principal uses were an increase in property and equipment of $2,219 with a majority of these funds charged to leasehold improvements for the completion of the Company's new corporate headquarters and an increase of $2,252 for the purchase of marketable securities. Partially offsetting these uses was $993 received from a founder for the repayment on an outstanding loan.

    The Company's financing activities provided cash and cash equivalents of approximately $6,564 and $508 for the three month periods ended March 31, 1998 and 1997, respectively. During the first quarter of 1998, the Company received proceeds of $7,136 from its line of credit and proceeds of $1,248 from the exercise of stock options and the stock purchase under the Employee Stock Purchase Plan. Also in connection with the Folio acquisition, the Company issued a $10 million note payable to Reed Elsevier payable in either cash or a combination of cash and common stock of the Company. The Company repaid $5,000 of the note payable through a $1,818 cash payment and the balance of $3,182 was settled by the issuance of common stock.

    The Company has an unsecured credit facility arrangement with a bank, which provides up to $15,000 in financing. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate (8.5% at March 31, 1998). The Company is required to comply with certain restrictive covenants under this agreement. There was $2,696 available under this facility as of March 31, 1998.

    At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $65,000. These losses are available to reduce federal and state taxable income, if any, in future years. These losses are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. While the Company believes that it has experienced a change in ownership in excess of 50%, it does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards.

    The Company believes that its existing capital resources are adequate to meet its cash requirements for at least the next 12 months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.

    Certain Factors that may affect future results

    This Quarterly Report contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes" ,"anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially or adversely are discussed below and in the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1997 filed with the SEC.

    Rapid Technological Change

    The computer software industry is characterized by rapid technological change. As a result, there is uncertainty about the widespread acceptance of new products that can cause significant delays in the sales cycle. The Company must continue to upgrade its own technologies and commercialize products and services incorporating such technologies that may also lengthen the sales cycle. The introduction of product or service enhancements or new products or services embodying new technologies, industry standards or customer requirements could supplant or make obsolete the Company's existing products and services.

    Developing Internet Market

    The market for the Company's Internet products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants that have introduced and developed products and services for Internet commerce. If the market fails to develop or develops more slowly than expected, the Company's operating results could by materially adversely affected.

    Recent Acquisitions

    In February 1997, March 1997 and April 1998, the Company completed the strategic acquisitions of Waypoint Corporation, Folio Corporation and ICentral, Incorporated, respectively. The Company faces challenges relating to integration of operations such as coordinating geographically separate organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that these businesses or their products will be successful, that the Company will successfully integrate these businesses into the Company, or that the Company will achieve the desired synergies from the transactions.

    Product Release Schedules

    Delays in the planned release of the Company's new products may adversely affect forecasted revenues, and create operational inefficiencies resulting from staffing levels designed to support the forecasted revenues. The Company's failure to introduce new products, services or products enhancements on a timely basis could delay or hinder market acceptance and allow competitors to gain greater market share than the Company.

    Competition

    The Internet is characterized by an increasing number of market entrants that have introduced or developed products and services for commerce on the Internet. Many of the Company's competitors have greater financial, technical and marketing resources and greater name recognition than does the Company. The market is still new and rapidly evolving, and the Company's operating results will be affected by the number of competitors and their pricing strategies and market acceptance of their products.

    Dependence on Personnel

    The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel. The Company's ability to establish and maintain a position of technology leadership in the industry depends in large part upon the skills of its development personnel.

    Pricing

    Future prices that the Company is able to charge for its products may decline from historical levels due to competitive reasons and other factors. In the future, the Company may have to reduce the prices of its products substantially or introduce lower-priced lines of products to gain greater market share.

    Limited Operating History

    The Company has a limited operating history. The Company's ability to successfully market its existing products and to develop and market new products must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly in new and rapidly evolving markets.

    Fluctuations in Quarterly Operating Results

    The Company's expense levels are fixed in advance and based in part on its expectations as to future revenues. Quarterly sales and operating results will generally depend on the volume and timing of and ability to fulfill orders received within the quarter. The Company may be unable to adjust spending in a timely manner to compensate for unexpected revenue shortfalls. The Company expects in the future to experience significant fluctuations in quarterly operating results that may be caused by many factors, and as a result, the Company's operating results in future quarters may be below the expectations of market analysts and investors.

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

    Volatility of Stock Price

    The Open Market Common Stock is quoted on the Nasdaq National Market. The market price of the Open Market Common stock, like that for the shares of many other high technology companies, has been and may continue to be volatile. Recently, the stock market in general and the shares of software companies in particular have experienced significant price fluctuations. These broad market fluctuations, as well as general economic and political conditions and factors such as quarterly fluctuations in results of operations, the announcement of technological innovations, the introduction of new products by the Company or its competitors and general conditions in the computer hardware and software industries may have significant impact on the market price of the Open Market Common Stock.

    Litigation

    Litigation regarding intellectual rights, copyrights, and patents is increasingly common in the software industry. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. In addition, the Company faces risks on other general legal matters.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not Applicable.



                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

          None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

          On January 5, 1998 and March 7, 1998, the Company issued 897,866 and 220,701 shares, respectively, of the Company's Common Stock to Reed Elsevier Inc., the former stockholder of Folio Corporation ("Folio"), in connection with the Company's acquisition of Folio in March 1997. For these issuances, the Company has relied upon an exemption from registration under Section 4(2) of the Securities Act. The basis for this exemption is satisfaction of the conditions of Rule 506 under the Securities Act in that the offers and sales satisfied all of the terms and conditions of Rule 501 and 502 under the Securities Act, there were no more than 35 purchasers of securities from the Company other than accredited investors, and the purchaser had such knowledge and experience and business matters that is was capable of evaluating the merits and risks of the prospective investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

ITEM 5. OTHER INFORMATION.

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits

           Exhibit 10 Amendment No. 1 dated as of April 15, 1998 to the Employment Agreement dated as of November 7, 1995 by and between Gary B. Eichhorn and Open Market, Inc.

           Exhibit 27  Financial Data Schedule

       (b) During the first quarter of 1998, the Company filed the following report on Form 8-K:

           (i) The Company filed a Current Report on Form 8-K dated January 26, 1998 (the "Current Report on Form 8-K") reporting that the Board of Director of the Company had declared a dividend distribution of one Right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on February 12, 1998. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.10 par value, at a purchase price of $65.00, in cash, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement ( the "Rights Agreement") between the Company and BankBoston N.A., as Rights Agent. The Rights Agreement was filed with the SEC as an exhibit to the Current Report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       OPEN MARKET, INC.
                                         (Registrant)



Date: May 14, 1998  By:   /s/ Gary B. Eichhorn
                          -----------------------------
                              GARY B. EICHHORN,
                              PRESIDENT & CHIEF EXECUTIVE OFFICER

Date: May 14, 1998  By:   /s/ Regina O. Sommer
                          -----------------------------
                              REGINA O. SOMMER,
                              SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                  DESCRIPTION
-----------                  -----------

 10            Amendement No. 1 dated as of April 15, 1998 to the
               Employment Agreement dated as of November 7, 1995 by and between Gary B. Eichhorn and Open
               Market, Inc

 27            Financial Data Schedule (EDGAR)