Form 10-Q
period 1998-06-30
OPEN MARKET INC
filed 1998-08-07
CIK 926019

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

     For the quarterly period ended June 30, 1998

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


As of July 31, 1998, there were 34,641,969 shares of the Registrant's Common Stock outstanding.

================================================================================

                               OPEN MARKET, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 1998 and
          December 31, 1997.                                                  3

          Consolidated Statements of Operations for the three and six
          months ended June 30, 1998 and 1997.                                4

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1998 and 1997.                                5

          Notes to Consolidated Financial Statements                          6

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            14

     ITEM 3.  Quantitative and Qualitative Disclosures about
              Market Risk.                                                   22


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                              22

     ITEM 2.  Changes in Securities and Use of Proceeds                      23

     ITEM 3.  Defaults Upon Senior Securities                                23

     ITEM 4.  Submission of Matters to a Vote of Security Holders            23

     ITEM 5.  Other Information                                              23

     ITEM 6.  Exhibits and Reports on Form 8-K                               24

SIGNATURES                                                                   25

EXHIBIT INDEX                                                                26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               OPEN MARKET, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                             JUNE 30,     DECEMBER 31,
                                                               1998           1997
                                                            ----------   --------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  10,423        $  19,666
  Marketable securities                                        12,800           10,972
  Accounts receivable, net of allowances of $1,761 and
     $1,470, respectively                                      25,188           23,102
  Loan to founder                                                   -              993
  Prepaid expenses and other current assets                     2,223            1,423
                                                            ----------   --------------
     Total current assets                                      50,634           56,156
                                                            ----------   --------------
Property, plant and equipment, at cost:
  Computers and office equipment                               13,756           12,129
  Land & building                                               4,200            4,200
  Construction in progress                                          -            3,300
  Leasehold improvements                                        5,458            1,072
  Furniture & fixtures                                          2,080              812
                                                            ----------   --------------
                                                               25,494           21,513
  Less: Accumulated depreciation and amortization               8,655            6,356
                                                            ----------   --------------
                                                               16,839           15,157

Intangible assets, net (Note 3)                                 8,137            7,787
Other assets                                                    1,957            1,774
                                                            ----------   --------------
                                                            $  77,567        $  80,874
                                                            ==========   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                            $   9,150        $   5,168
  Accounts payable                                              3,557            3,268
  Note payable (Note 3)                                         5,000           10,000
  Accrued expenses                                             13,476           14,440
  Deferred revenues                                             4,359            4,390
  Current maturities of long-term obligations                      52               50
                                                            ----------   --------------
     Total current liabilities                                 35,594           37,316
                                                            ----------   --------------
Long-term obligations, net of current maturities                   54               99

Stockholders' equity:
  Preferred stock, $.10 par value -
   Authorized - 2,000,000 shares;
   Issued and outstanding - none                                    -                -
  Common stock, $.001 par value -
   Authorized - 100,000,000 shares;
   Issued and outstanding 33,165,500 shares and
    30,970,791 shares at June 30, 1998 and
    December 31, 1997, respectively                                33               31
  Additional paid-in capital                                  164,645          137,427
  Deferred compensation                                          (220)            (275)
  Other equity (Note 3)                                             -            6,920
  Accumulated deficit                                        (122,539)        (100,644)
                                                            ----------   --------------
   Total stockholders' equity                                  41,919           43,459
                                                            ----------   --------------
                                                            $  77,567        $  80,874
                                                            ==========   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                            ------------------------  -----------------------
                                                               1998         1997         1998         1997
                                                            ----------   ----------   ----------   ----------
REVENUES:
   Product revenues                                          $ 12,157      $12,433     $ 23,430     $ 21,489
   Service revenues                                             4,369        3,101        8,298        5,403
                                                            ----------   ----------   ----------   ----------
        Total revenues                                         16,526       15,534       31,728       26,892
                                                            ----------   ----------   ----------   ----------

COST OF REVENUES:
   Product revenues                                               742          639        1,342        1,505
   Service revenues                                             3,503        2,400        6,409        4,522
                                                            ----------   ----------   ----------   ----------
        Total cost of revenues                                  4,245        3,039        7,751        6,027
                                                            ----------   ----------   ----------   ----------
        Gross profit                                           12,281       12,495       23,977       20,865
                                                            ----------   ----------   ----------   ----------

OPERATING EXPENSES:
   Selling and marketing                                        8,007        9,590       15,883       17,572
   Research and development                                     6,568        7,461       13,344       12,836
   General and administrative                                   2,851        3,284        5,780        5,655
   Acquired in-process research &
   development (Note 3)                                        10,800            -       10,800       34,250
                                                            ----------   ----------   ----------   ----------
        Total operating expenses                               28,226       20,335       45,807       70,313
                                                            ----------   ----------   ----------   ----------
        Loss from operations                                  (15,945)      (7,840)     (21,830)     (49,448)
                                                            ----------   ----------   ----------   ----------
OTHER INCOME (EXPENSE):
    Interest Income                                               291          710          609        1,600
    Interest expense                                             (296)        (220)        (536)        (270)
    Other expense                                                 (62)         (49)         (72)         (85)
                                                            ----------   ----------   ----------   ----------
Loss before provision for incomes taxes                       (16,012)      (7,399)     (21,829)     (48,203)
                                                            ----------   ----------   ----------   ----------
Provision for foreign income taxes                                 33          111           65          451
                                                            ----------   ----------   ----------   ----------
NET LOSS                                                     $(16,045)     $(7,510)    $(21,894)    $(48,654)
                                                            ==========   ==========   ==========   ==========
NET LOSS PER SHARE  BASIC AND DILUTED (Note 2)                 $(0.49)      $(0.24)       $(.68)      $(1.60)
                                                            ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
  - BASIC AND DILUTED (NOTE 2)                                 32,742       31,328       32,255       30,459
                                                            ==========   ==========   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                           --------------------------------
                                                                                               1998                 1997
                                                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                     $(21,894)            $(48,654)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                 2,299                1,781
   Amortization of intangible assets                                                               850                  540
   Charge associated with acquired in-process research & development                            10,800               34,250
   Deferred Compensation                                                                            77                    -
   Changes in assets and liabilities-
      Accounts receivable                                                                       (5,196)              (3,209)
      Prepaid expenses and other current assets                                                   (795)                 176
      Accounts payable                                                                             255               (1,155)
      Accrued expenses                                                                          (1,631)               5,674
      Deferred revenues                                                                            (31)                (538)
                                                                                           ------------         ------------
        Net cash used in operating activities                                                  (15,266)             (11,135)
                                                                                           ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                                     (3,937)              (2,387)
 Payment from founder on loan                                                                      993                    -
 (Purchase) sales of marketable securities, net                                                 (1,829)              12,604
 Increase in other assets                                                                         (101)              (1,180)
 Net cash used in the purchase of ICentral                                                      (1,420)                   -
 Net cash acquired from the purchase of Waypoint                                                     -                  372
 Net cash used in the purchase of Folio                                                              -              (11,400)
                                                                                           ------------         ------------
        Net cash used in investing activities                                                   (6,294)              (1,991)
                                                                                           ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Line of Credit                                                                    3,981                    -
 Payments on note payable                                                                       (1,818)                   -
 Proceeds from the factoring of accounts receivable                                              3,128                    -
 Payments on long-term obligations                                                                 (47)                 (35)
 Proceeds from issuance of common stock                                                          7,074                  599
                                                                                           ------------         ------------
        Net cash provided by financing activities                                               12,318                  564
                                                                                           ------------         ------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (9,242)             (12,562)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 19,666               49,765
                                                                                           ------------         ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $ 10,423             $ 37,203
                                                                                           ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid during the period                                                              $  1,010             $     17
                                                                                           ============         ============
 Taxes paid during the period                                                                 $     41             $     66
                                                                                           ============         ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
In connection with the acquisition of ICentral (see Note 3), the following non-cash transaction occurred:
   Fair value of assets acquired                                                              $ 12,086             $      -
   Liabilities assumed                                                                            (666)                   -
   Issuance of common stock                                                                    (10,000)                   -
                                                                                           ============         ============
   Cash paid for acquisition and acquisition costs                                            $  1,420             $      -
                                                                                           ============         ============
In connection with the acquisition of Waypoint (see Note 3), the following non-cash transaction occurred:
   Fair value of assets acquired                                                              $      -             $  9,922
   Liabilities assumed                                                                               -                 (156)
   Issuance of common stock                                                                          -               (9,548)
   Cash acquired                                                                                     -                 (590)
                                                                                           ------------         ------------
   Cash acquired in acquisition, net of acquisition costs                                     $      -             $   (372)
                                                                                           ============         ============
In connection with the acquisition of Folio (see Note 3), the following non-cash transaction occurred:
   Fair value of assets acquired                                                              $      -             $ 45,512
   Liabilities assumed                                                                               -               (5,682)
   Issuance of common stock                                                                          -              (18,430)
   Issuance of note payable                                                                          -              (10,000)
   Issuance of common stock for repayment of note payable                                       (3,182)                   -
   Issuance of common stock for repayment of note payable                                        5,000                    -
                                                                                           ------------         ------------
   Cash paid for acquisition and acquisition costs                                            $  1,818             $ 11,400
                                                                                           ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

  The consolidated financial statements of Open Market, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

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

  (a) Principles of Consolidation

    The accompanying consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  (b) Cash, Cash Equivalents and Marketable Securities

    The Company accounts for investments under Statement of Financial
  Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities of less than three months at the time of acquisition. Marketable securities consist of investment grade commercial paper and corporate notes, and obligations of certain municipalities as of June 30, 1998, have maturities of greater than three months but less than one year. The average maturity of the Company's marketable securities is approximately seven months.

  (c) Net Loss Per Share

    Effective December 31, 1997, the Company adopted SFAS No. 128 Earnings Per Share. SFAS NO. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and Staff Accounting Bulletin (SAB) No. 98 retroactively to all periods presented. Weighted average shares outstanding includes the shares issued to Reed Elsevier in January 1998 relating to the Folio acquisition. Diluted net loss per share for the three and six months ended June 30, 1998 and 1997 are the same as basic net loss per share as the inclusion of potential common stock would be antidilutive. Calculations of basic and diluted net loss per common share are as follows:


    (in thousands, except                       Three Months Ended                   Six Months Ended
    per share data)                        ----------------------------        ----------------------------
                                             June 30,        June 30,            June 30,        June 30,
                                               1998            1997                1998            1997
                                             --------        --------            --------        --------
    Net loss                                 $(16,045)        $(7,510)           $(21,894)       $(48,654)
    Net loss per common
    share - basic and diluted                   $(.49)          $(.24)             $(0.68)         $(1.60)
    Weighted average common
    shares outstanding - basic and diluted     32,742          31,328              32,255          30,459
    Antidilutive securities that were not
    included - common stock options             6,202           6,344               6,202           6,344

  (d) Comprehensive Income

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. The comprehensive net loss is the same as net loss for all periods presented.

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

3.   ACQUISITIONS

  (a) ICentral Incorporated

    On April 30, 1998, the Company acquired all of the outstanding shares of capital stock of ICentral, Incorporated (ICentral) based in Provo, Utah. ICentral specializes in Internet store-building products geared to small and medium-sized businesses. As payment of the purchase price, the Company (1) issued an aggregate of approximately 480,140 shares of the Common Stock of the Company and (2) made a cash payment of $720 to the former stockholders of ICentral. The value of the shares of the Company's Common Stock issued in connection with the acquisition was approximately $10,000 based on a weighted average market price, as defined. In addition, in connection with this acquisition, the Company entered into employment agreements with certain key employees of ICentral under which the Company agreed to pay bonuses in an aggregate amount of $1,000, depending on certain future events, as defined. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of ICentral subsequent to April 30, 1998 are included in the Company's consolidated statements of operations.

     The aggregate purchase price of $12,086 consisted of the following:

     Description                                       Amount
     -----------                                       ------
     Common stock                                      $10,000
     Cash                                                  720
     Assumed liabilities                                   666
     Acquisition costs                                     700
                                                       -------
     Total purchase price:                             $12,086
                                                       =======

    The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has preliminarily been allocated as follows:

     Description                                       Amount
     -----------                                       ------
     Current assets                                     $    86
     Other acquired intangible assets                     1,200
     In-process research & development                   10,800
                                                       --------
     Total assets acquired:                             $12,086
                                                       ========

     The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations for the three and six months ended June 30, 1998. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to the reaching of technological feasibility. However, there was no assurance that these projects would reach technological feasibility or develop into products that might be sold profitably by the Company. The intangible assets are being amortized over five years. The Company recorded approximately $40 of amortization expense relating to these intangible assets during the second quarter of 1998.

    The results prior to the acquisition were not material to the Company accordingly pro forma results for 1998 and 1997 were not presented.

  (b) Waypoint Software Corporation

    On February 12, 1997, the Company acquired all of the outstanding shares of capital stock of Waypoint Software Corporation (Waypoint), a software development company specializing in the business-to-business industrial catalog segment of the Internet. As payment of the purchase price, the Company issued an aggregate of approximately 739,000 shares of its Common Stock to the stockholders of Waypoint and issued options to acquire approximately 6,000 shares of the Company's Common Stock at $0.456 per share to Waypoint option holders. The value of the shares of, and the options to acquire, the Company's Common Stock issued in connection with the acquisition was approximately $11,000 based on a weighted average market price, as defined, of the Company's freely tradable shares of Common Stock. The shares of Common Stock issued were subject to certain selling restrictions. Therefore, for purposes of calculating aggregate consideration paid, the value of the shares of Common Stock issued was recorded at a discounted value. In addition, in connection with this acquisition, the Company entered into employment agreements with certain of the principals of Waypoint under which the Company agreed to pay bonuses in an aggregate amount of $1,200 over two years depending on certain future events, as defined. The employees earned $600 under their employment agreements in the year ended December 31, 1997 with the final payment expected in February 1999. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Waypoint subsequent to February 12, 1997 are included in the Company's consolidated statements of operations. The shares of Common Stock of the Company issued to the former stockholders of Waypoint have been registered for resale pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on June 11, 1997.

    The aggregate purchase price of $9,922 consisted of the following:

     Description                                       Amount
     -----------                                       ------
     Common stock                                        $9,548
     Assumed liabilities                                    156
     Acquisition costs                                      218
                                                        --------
     Total purchase price:                               $9,922
                                                        ========

    The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has been allocated as follows:

     Description                                       Amount
     -----------                                       ------
     Current assets                                      $  590
     Property, plant and equipment                           76
     Other assets                                             6
     In-process research & development                    9,250
                                                        --------
     Total assets acquired:                              $9,922
                                                        ========

    The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying Consolidated Statement of Operations for the six months ended June 30, 1997. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to the reaching of technological feasibility. However, there was no assurance that these projects would reach technological feasibility or develop into products that might be sold profitably by the Company. The technology acquired in the acquisition of Waypoint has required, and may require, substantial additional development by the Company.

  (c) Folio Corporation

    Pursuant to a Stock Purchase Agreement dated as of February 20, 1997 (the "Stock Purchase Agreement"), the Company acquired all of the outstanding shares of capital stock of Folio Corporation (Folio), a leading supplier of software for managing business-critical information. As payment of the purchase price, the Company (1) issued 897,866 shares of Common Stock of the Company, (2) made a cash payment of $10,000, (3) agreed to issue 897,866 shares of Common Stock of the Company subject to adjustment in January 1998 and (4) issued a promissory note of the Company in the original principal amount of $10,000 payable in either cash or a combination of cash and common stock of the Company. The value of the shares of the Company's Common Stock issued in connection with the acquisition was approximately $25,000 based on a weighted average market price, as defined, of the Company's freely tradable shares of Common Stock. The shares of Common Stock issued on March 7, 1997, as well as the shares of Common Stock issued in January 1998 were not freely tradable due to selling restrictions. Therefore, although 448,993 and 538,342 shares were registered by the Company in August 1997 and February 1998, respectively, upon the request of the former stockholder of Folio as required under the terms of the Stock Purchase Agreement, for purposes of calculating aggregate consideration paid, the value of the shares issued was recorded at a discounted value at the time of issuance. The Stock Purchase Agreement provided for a purchase price adjustment based on the change in the net assets of Folio from the estimated value at December 31, 1996 through the date of closing. As a result of this adjustment, the former stockholder forfeited 270,116 shares of Common Stock of the Company to be issued in the transaction. Other equity in the accompanying December 31, 1997 Consolidated Balance Sheet included the value of the shares issued in January 1998, net of the forfeited shares. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Folio subsequent to March 7, 1997 are included in the Company's consolidated statements of operations. For tax purposes, this transaction was treated as a deemed asset purchase in accordance with the Internal Revenue Code section 338 (h)(10).

The aggregate purchase price of $45,512 consisted of the following:

     Description                                        Amount
     -----------                                       --------
     Common stock                                       $21,612
     Cash paid                                           11,818
     Note payable                                         5,000
     Assumed liabilities                                  5,682
     Acquisition costs                                    1,400
                                                        --------
     Total purchase price:                              $45,512
                                                        ========

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
                                                       =======

    The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to reaching technological feasibility. However, there was no assurance that these projects would reach technological feasibility or develop into products that might be sold profitably by the Company. The technology acquired in the acquisition of Folio has required, and may require, substantial additional development by the Company. The intangible assets are being amortized over five to seven years. The Company recorded approximately $1,351 of amortization expense relating to these intangible assets during 1997 and $810 of amortization expense during the first six months of 1998.

  (d) Pro Forma Results of Operations

    The following unaudited pro forma combined results of operations of the Company assume that the Waypoint and Folio acquisitions were completed on January 1, 1997. (in thousands, except per share data):

                                                     For the six
                                                        months
                                                    ended June 30,
                                                         1997
                                                    --------------
     Total revenues                                    $ 29,637
     Net loss                                           (17,734)
     Net loss per share                                $  (0.56)

    These pro forma amounts represent the historical operating results of Waypoint and Folio prior to their respective dates of acquisition, combined with those of the Company with appropriate adjustments which give effect to interest income, interest expense, amortization expense, as well as the exclusion of the charge for acquired in-process research and development. These pro forma results are not necessarily indicative of operating results, which would have occurred if the Waypoint and Folio acquisitions had been operated by current management during the periods presented


4.  RELATED PARTY TRANSACTIONS

    The Company has entered into agreements with certain stockholders that provide for product and service revenues. The Company believes that the terms of these transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company recognized revenues from certain stockholders of approximately $407 for the three and six months ended June 30, 1998, respectively and revenues of $4,103 and $5,024 for the three and six months ended June 30, 1997, respectively.


5. SALE OF ACCOUNTS RECEIVABLE

    The Company has a non-recourse factoring agreement under which it can factor up to $8,000 of qualified accounts receivable, as defined. The Company sold approximately $3,000 during the second quarter of 1998 and had $5,000 available under this agreement at June 30, 1998. The Company records these transactions as a sale of financial assets in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as it surrenders control to these receivables upon transfer.


6. COMMON STOCK

    On June 4, 1998, the Company announced that Intel Corporation had made an investment in the Company, purchasing 335,852 unregistered shares of the Company's Common Stock for an aggregate purchase price of $5,000,000. In addition, the Company plans to port its Transact software to Intel Pentium(R) processor II-based servers running Windows NT and Intel's next-generation IA-64 processor. The estimated costs of $1,000 associated with the port will be expensed as incurred with a completion of the IA-64 version expected at the time of the release of Intel's next-generation IA-64 processor. The two companies also plan to collaborate on joint marketing activities.


7. SUBSEQUENT EVENTS

(a)  Private Placement

     On July 31, 1998, Open Market, Inc. (the "Company") announced that CMG Information Services, Inc., an investor and developer of Internet companies ("CMG") and Capital Ventures International, a fund managed by Heights Capital Management, a leader in equity financing for emerging growth companies ("CVI"), made a $20,000 equity investment in the Company. Pursuant to the terms of the agreements, the Company issued an aggregate of 1,338,912 shares of Common Stock of the Company to CMG and CVI at a price of $14.94 per share. In addition, the Company issued to CMG and CVI warrants to purchase additional 334,728 shares of Common Stock of the Company at a price of $16.43 per share. The Company will file a registration statement covering all such shares of Common Stock. Included in the terms of the agreements are certain adjustments and other provisions, including a repurchase provision which becomes operative in the event that the registration statement is not declared effective in a timely manner.

(b)  Mortgage

     In July 1998, the Company entered into a $2,800 mortgage of its Provo, Utah building which bears interest at the prime-lending rate of 8.5%. The mortgage principal payments are based upon a twenty year term, but a balloon payment is required at the end of the fifth year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
        --------------------------------------------------------------
        AND SHARE DATA)
        ---------------

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

REVENUES

  Total revenues for the three months ended June 30, 1998 were approximately $16,526 or a 6% increase when compared to $15,534 for the three months ended June 30, 1997, which included a one-time payment to the Company for the licensing of its Axcess software product. For the six months ended June 30, 1998, total revenues were $31,728 or an 18% increase when compared to $26,892 for the same period of the prior year.

  Product revenues were $12,157 or 74% of total revenues for the three months ended June 30, 1998 compared to $12,433 or 80% of total revenues for the three months ended June 30, 1997. Product revenues contain two categories: (1) software products which includes the licensing of Transact, LiveCommerce, the Folio product suite and ShopSite products and (2) royalties revenues which include Publisher royalties and merchant license fees. Revenues from software products during the second quarter of 1998 were 43% of total revenues while royalty revenues were 31% of total revenues. During the second quarter of 1998, software product revenues were attributable to the licensing of the Company's Transact product, compared to the second quarter of 1997 when software product revenues were attributable to the licensing of the Company's Axcess product to Raptor Systems Inc. Royalty revenues for the second quarter of 1998 consisted principally of merchant license fees.

  Product revenues were $23,430 or 74% of total revenues for the six months ended June 30, 1998 compared to $21,489 or 80% of total revenues for the six months ended June 30,1997. During the first six months of 1997 the Company's revenues from the licensing of its products to Raptor were approximately
$4,200. The total value of the contract with Raptor was approximately $6,000. In addition, during the first six months of 1997 the Company recorded product and roylaty revenues of $17,289 from Transact, SecureLink, and the Folio product suite which was acquired in March 1997.

  Service revenues were approximately $4,369 or 26% of total revenues for the three months ended June 30, 1998 compared to $3,101 or 20% of total revenues for the three months ended June 30, 1997. Service revenues were approximately $8,298 or 26% of total revenues for the six months ended June 30, 1998 compared to $5,403 or 20% of total revenues for the six months ended June 30, 1997. Of the total service revenues for the three months ended June 30, 1998, 43% came from maintenance and support and 57% came from professional services which includes consulting, implementation, training and education. For the three months ended June 30, 1997 maintenance and support represented 29% and professional services represented 71% of total service revenues. The increase in maintenance and support revenues in the three and six months of 1998 was due primarily to an increased customer base receiving maintenance and support.

COST OF REVENUES

  Cost of product revenues increased to $742 for the three months ended June 30, 1998 from $639 for the three months ended June 30, 1997. Cost of product revenues was $1,342 for the six months ended June 30, 1998 compared to $1,505 for the six months ended June 30, 1997. For all periods presented, cost of product revenues included the costs to distribute products as well as third-party royalties for technology incorporated into certain products of the Company. Management believes that these costs as a percentage of product revenues may increase in the future as the Company's sales of these products increase and as it incorporates more third-party technology into its products.

  Cost of service revenues increased to $3,503 for the three months ended June 30, 1998 from $2,400 for the three months ended June 30, 1997. Cost of service revenues was $6,409 for the six months ended June 30, 1998 compared to $4,522 for the six months ended June 30, 1997. Cost of service revenues consists primarily of personnel and related costs incurred in providing development, consulting and other technical services to customers. The increase was primarily attributable to costs associated with the higher service revenues as well as the planned expansion of the Company's consulting business. The decrease of approximately 3% in the gross margins on services from the three months ended June 30, 1998 compared to the same period of the prior year was primarily attributable to lower utilization rates from the Company's consulting business during the period. The lower utilization rates were due principally to the investments made during the first half of 1998 to expand the consulting business. Management believes these margins will increase over the next six months as utilization rates improve.

OPERATING EXPENSES

  Selling and marketing expenses consisted primarily of the cost of sales and marketing personnel and consultants, as well as the costs associated with marketing programs, advertising costs and literature. Selling and marketing expenses decreased to $8,007 and $15,883 for the three and six month periods ended June 30, 1998, respectively, from $9,590 and $17,572 for the three and six month periods ended June 30, 1997, respectively. The decrease in these expenses for the three and six months was primarily attributable to decreases in the number of sales and marketing personnel, which was due to continued integration with Folio of the sales and marketing organization across the Company.

  Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, as well as equipment and facilities costs related to such activities. For the three months ended June 30, 1998 these expenses decreased to $6,568 from $7,461 compared to the three months ended June 30, 1997. The decrease in expenses of $893, or 12%, was due primarily to a reduction in the cost of independent contractors used in the development and enhancements of the Company's products. For the six months ended June 30, 1998, research and development expenses increased slightly to $13,344 compared to $12,836 for the six months ended June 30, 1997. The increase of $508 or 4% for the six months period was primarily attributable to higher cost associated with employees such as salary increases partially offset by a reduction in the costs of independent contractors. Qualifying capitalizable software development costs were immaterial in both periods, and accordingly, the Company has charged all such expenses to research and development in the period incurred. The Company believes that significant investments in research and development are required to remain competitive in the software industry. Certain research and development expenditures are incurred substantially in advance of the related revenue and in some cases do not generate revenue.

  General and administrative expenses consist primarily of the cost of finance, management and administrative personnel, as well as legal and other professional fees. These expenses decreased for the three months ended June 30, 1998 to $2,851 compared to $3,284 for the three months ended June 30, 1997. The decrease was due mainly to a lower level of legal and professional fees. For the six months ended June 30, 1998 these expenses increased slightly to $5,780 compared to $5,655 for the six months ended June 30, 1997. The increase was due mainly to amortization of goodwill associated with the Folio and ICentral acquisitions.

  In connection with the acquisition of ICentral in May 1998, the Company allocated $10,800 of the purchase price to acquired in-process research and development. In connection with the acquisitions of Waypoint in February 1997 and Folio in March 1997, the Company allocated $9,250 and $25,000, respectively, of the purchase price to acquired in-process research and development. Accordingly, these costs were expensed as of the acquisition dates. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. The technologies acquired in the acquisitions of Waypoint, Folio and ICentral have required, and will continue to require, substantial additional development by the Company.

  Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income decreased to $290 and $609 for the three and six month periods ended June 30, 1998, respectively, from approximately $710 and $1,600 for the three and six month periods ended June 30, 1997, respectively. The decrease was primarily attributable to lower average investments in cash, cash equivalents and marketable securities during the periods. Interest expense increased to $296 and $536 for the three and six month periods ended June 30, 1998, respectively, from approximately $220 and $270 for the three and six month periods ended June 30, 1997, respectively. Interest expense relates to the accounts receivable line of credit, the Company's note payable issued in conjunction with the Folio acquisition, a non-recourse factoring agreement as well as an obligation under a license agreement. Other expense of $62 and $72 for the three and six month periods ended June 30, 1998 represents foreign currency translation losses.

  The Company has recorded a provision for foreign income taxes of $33 and $65 compared to $111 and $451 for the three and six months ended June 30, 1998, and 1997, respectively. This provision for foreign taxes related to estimated taxes due in foreign jurisdictions. The Company has had losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1998, the Company had $23,223 in cash, cash equivalents and marketable securities; a decrease of $7,415 from December 31, 1997. The decrease was primarily due to funding of operations.

  The Company's operating activities utilized cash and cash equivalents of approximately $15,266 and $11,135 for the six months ended June 30, 1998 and 1997, respectively. Accounts receivable increased by $2,086 to $25,188 from December 31, 1997 to June 30, 1998, primarily as a result of the timing of revenues during the quarter as well as the granting of extended payment terms to certain new and long standing creditworthy customers.

  The Company's investing activities used cash and cash equivalents of approximately $6,294 and $1,991 for the six months ended June 30, 1998 and 1997, respectively. The principal use for the six months ended June 30, 1998 was the $3,937 paid in connection with the purchase of property and equipment for use in the normal course of business. Additionally, the Company paid $1,420 in cash for part of the purchase price and acquisition costs of ICentral.

  The Company's financing activities provided cash and cash equivalents of approximately $12,318 and $564 for the six months ended June 30, 1998 and 1997, respectively. During the first six months of 1998, the Company received proceeds of $5,000 from Intel for the private sale of equity securities and proceeds of $2,074 from the exercise of stock options and stock purchases under the Company's Employee Stock Purchase Plan. The Company repaid $5,000 of the note payable issued to Reed Elsevier in 1997 in connection with the Folio acquisition with a $1,818 cash payment and the balance of $3,182 was settled by the issuance of common stock.

  The Company has an unsecured bank credit facility which provides up to $15,000 in financing. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bears interest at the prime lending rate (8.5% at June 30, 1998). The Company is required to comply with certain restrictive covenants under this agreement. During the six months of 1998 the Company increase its borrowings under this facility to $9,150 and at June 30, 1998 there was $5,850 remaining under this facility.

  The Company has a non-recourse factoring agreement under which it can factor up to $8,000 of qualified accounts receivable, as defined. The Company sold approximately $3,000 during the second quarter of 1998 and had $5,000 available under this agreement at June 30, 1998.

  On July 31, 1998, Open Market, Inc. (the "Company") announced that CMG Information Services, Inc., an investor in and developer of Internet companies ("CMG") and Capital Ventures International, a fund managed by Heights Capital Management, a leader in equity financing for emerging growth companies ("CVI"), made a $20,000 equity investment in the Company. Pursuant to the terms of the agreements, the Company issued an aggregate of 1,338,912 shares of Common Stock of the Company to CMG and CVI at a price of $14.94 per share. In addition, the Company issued to CMG and CVI warrants to purchase an additional 334,728 shares of Common Stock of the Company at a price of $16.43 per share. The Company will file a registration statement covering the resale of all such shares of Common Stock. Included in the terms of the agreements are certain adjustments and other provisions, including a repurchase provision which becomes operative in the event that the registration statement is not declared effective in a timely manner.

  In July 1998, the Company entered into a $2,800 mortgage of its Provo, Utah building which bears interest at the prime-lending rate of 8.5%. The mortgage principal payments are based upon a twenty year term, but a balloon payment is required at the end of the fifth year.

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


                                 RISK FACTORS

     The Shares offered hereby involve a high degree of risk. The following risk factors should be considered carefully in addition to the other information included or incorporated by reference in this Prospectus before purchasing the Shares offered hereby.

RAPID TECHNOLOGICAL CHANGE

     The computer software industry is characterized by rapid technological change. As a result, there is uncertainty about the widespread acceptance of new products which can cause significant delays in the sales cycle. The Company must continue to upgrade its own technologies and commercialize products and services incorporating such technologies which may also lengthen the sales cycle. The introduction of product or service enhancements or new products or services embodying new technologies, industry standards or customer requirements could supplant or make obsolete the Company's existing products and services.

DEVELOPING INTERNET MARKET

     The market for the Company's Internet products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants that have introduced and developed products and services for Internet commerce. The Company's future operating results depend upon the development and growth of the market for Internet-based packaged software applications, including electronic commerce applications. The acceptance of electronic commerce in general and, in particular, the Internet as a sales marketing and order receipt and processing medium are highly uncertain and subject to a number of risks. Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, quality and service and the effect of government regulation) remain unresolved and may impact the growth of the Internet. If the market fails to develop or develops more slowly than expected, the Company's operating results could be materially adversely affected.

RECENT ACQUISITION

     In April 1998, the Company completed the strategic acquisition of Icentral, Incorporated. The Company faces challenges relating to integration of operations such as coordinating geographically separate organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that the acquired business or its products will be successful, that the Company will successfully integrate the acquired business into the Company, or that the Company will achieve the desired synergies from the transaction.

PRODUCT RELEASE SCHEDULES

     Delays in the planned release of the Company's new products may adversely affect forecasted revenues, and create operational inefficiencies resulting from staffing levels designed to support the forecasted revenues. The Company's failure to introduce new products, services or product enhancements on a timely basis could delay or hinder market acceptance and allow competitors to gain greater market share than the Company.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, taxation and the content of products and the nature of services. The adoption of any such laws or regulations may decrease the growth of the Internet or inhibit companies' ability to conduct electronic commerce, which could in turn adversely affect the Company's business, operating results or financial condition. Moreover, the applicability of the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Further, due to the encryption technology contained in the Company's products, such products are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not delay the introduction of new products or limit the Company's ability to distribute products outside of the United States. While the Company intends to take precautions against unlawful exportation, the global nature of the Internet makes it difficult to effectively control the distribution of the Company's products. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology. Further, various countries regulate the import of certain encryption technology and have adopted laws relating to personal privacy issues which could limit the Company's ability to distribute products in those countries. Any such export or import restrictions, new legislation or regulation or government enforcement of existing regulations could have a material adverse impact on the Company's business, operating results and financial condition.

COMPLEX PRODUCTS; LENGTHY SALES CYCLES

     The Company's products are complex and often involve significant investment decisions by prospective customers. Accordingly, the license of the Company's software products can be expected to require the Company to engage in a lengthy sales cycle to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. As a result, the Company's sales cycles may be subject to a number of significant delays over which it has little or no control. Delays in such transactions due to lengthy sales cycles or delays in customer production or deployment of a system could have a material adverse effect on the Company's business, operating results and financial condition and could be expected to cause the Company's operating results to vary significantly from quarter to quarter.

SECURITY

     A significant barrier to market acceptance of online commerce and communication is the concern regarding the secure exchange of valuable and confidential information over public networks. The Company relies on encryption and authentication technology to provide the security and authentication necessary to effect the secure exchange of valuable and confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments (such as break-ins and similar disruptive problems caused by Internet users) will not result in a compromise or breach of algorithms used by the Company in its products to protect customer transaction data. If any such compromise or breach were to occur, it could have a material adverse effect on the Company's business, financial condition, and operating results.

COMPETITION

     The market for electronic commerce software is new, rapidly evolving and intensely competitive. The Internet is characterized by an increasing number of market entrants that have introduced or developed products and services for commerce on the Internet. Many of the Company's competitors have greater financial, technical and marketing resources and greater name recognition than does the Company. The market is still new and rapidly evolving, and the Company's operating results will be affected by the number of competitors and their pricing strategies and market acceptance of their products.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's expense levels are fixed in advance and based in part on its expectations as to future revenues. Quarterly sales and operating results will generally depend on the volume and timing of orders received within the quarter. The Company may be unable to adjust spending in a timely manner to compensate for unexpected revenue shortfalls. The Company expects in the future to experience significant fluctuations in quarterly operating results that may be caused by many factors, including among other things, the number, timing and sigificance of product enhancements and new product announcements by the Company or its competitors, the length of the Company's sales cycle, market acceptance of and demand for the Company's products, the pace of development of electronic commerce conducted on the Internet, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, nonrenewal of service agreements, software defects and other product quality problems, the Company's ability to attract and retain key personnel, the extent of international sales, changes in the level of operating expenses and general economic conditions. As a result, the Company's operating results in future quarters may be below the expectations of market analysts and investors.

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

VOLATILITY OF STOCK PRICE

     Open Market's Common Stock is quoted on the Nasdaq National Market. The market price of Open Market's Common Stock, like that for the shares of many other high technology companies, has been and may continue to be volatile. Recently, the stock market in general and the shares of software companies in particular have experienced significant price fluctuations. These broad market fluctuations, as well as general economic and political conditions in the United States and internationally and factors such as quarterly fluctuations in results of operations, the announcement of technological innovations, the introduction of new products by the Company or its competitors and general conditions in the computer hardware and software industries may have a significant impact on the market price of Open Market's Common Stock.

DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS

     The Company's success is dependent to a significant degree on its proprietary software technology. The Company provides its products to end users generally under nonexclusive, nontransferable licenses for the term of the agreement, which is usually in perpetuity. The Company's policy is to enter into confidentiality and assignment agreements with its employees, consultants, and vendors and generally to control access to and distribution of its software, documentation, and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Although the Company holds three patents, issued in March, 1998, covering certain aspects or uses of electronic commerce software, there can be no assurance as to the degree of intellectual property protection such patents will provide. Policing unauthorized use of the Company's products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford the Company little or no effective protection of its intellectual property. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable.

RISK OF INFRINGEMENT

     The Company may, in the future, receive notices of claims of infringement of other parties' patent, trademark, copyright, and other proprietary rights. There can be no assurance that claims for infringement or invalidity (or claims for indemnification from our customers resulting from infringement claims) will not be asserted or prosecuted against the Company. In particular, claims could be asserted against the Company for violation of patent, trademark, copyright, or other laws as a result of the use by the Company, its customers, or other third parties of the Company's products to transmit, disseminate, or display information over or on the Internet. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition, and operating results.

RISKS OF PRODUCT DEFECTS

     Sophisticated software products, such as those of the Company, may contain undetected errors or failures that become apparent when the products are introduced or when the volume of services provided increases. There can be no assurance that, despite testing by the Company and potential customers, errors will not be found in the Company's products, resulting in loss of revenues, delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, which would have a material adverse effect on the Company's business, financial condition, and operating results.

LITIGATION

     Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's patents, copyright or trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition, and operating results. Litigation regarding intellectual property rights, copyrights, and patents is increasingly common in the software industry. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. In addition, the Company faces risks on other general corporate legal matters.

YEAR 2000 COMPLIANCE

     The Company recognizes that it must ensure that its products and operations will not be adversely impacted by Year 2000 software failures, which can arise in time-sensitive software applications which utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. The

Company has developed and implemented a detailed Year 2000 test procedure into the phase review and software release process to ensure that its software products are Year 2000 compliant. Although management does not expect Year 2000 issues to have a material adverse impact on the Company's business or future results of operations, there can be no assurance that there will not be interruptions of operations, other limitations of system or product functionality or that the Company will not incur significant costs to avoid such interruptions or limitations. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such noncompliant third-party software or systems could affect the performance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not Applicable.

                             II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On June 4, 1998, the Company issued 335,852 shares of the Company's Common Stock to Intel Corporation for an aggregate purchase price of $5,000. For this issuance, the Company has relied upon an exemption from registration under Section 4(2) of the Securities Act. The basis for this exemption is satisfaction of the conditions of Rule 506 under the Securities Act in that the offers and sales satisfied all of the terms and conditions of Rule 501 and 502 under the Securities Act, there were no more than 35 purchasers of securities from the Company other than accredited investors, and the purchaser had such knowledge and experience and business matters that is was capable of evaluating the merits and risks of the prospective investment.
  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Company's Annual Meeting of Stockholders held on May 20, 1998, the following proposals were adopted by the vote specified below:

Proposal                                                   For              Against         Abstain      Broker Nonvotes
(1) To elect two Class II Directors:

    Guirez Arshad                                       29,032,887                           56,828
    Brian J. Knez                                       29,034,844                           54,871

(2) To approve amendments to the Company's
    Stock Incentive Plan increasing the
    number of shares of Common Stock for
    issuance under such plan from 15,201,000
    to 19,201,000                                       19,376,356         2,248,371        144,674          7,320,314

(3) To approve amendments to the Company's
    Employee Stock Purchase Plan increasing
    the number of shares of Common Stock for
    issuance under such plan from 250,000
    to 750,000                                          21,038,291           115,567        151,001          7,784,856

(4) To amend the Company's 1996 Director
    Option Plan                                         26,897,010         1,562,513        165,650            464,542

(5) To ratify the selection by the Board
    of Directors of Arthur Andersen LLP
    as the Company's independent public
    accountants for the current year.                   28,927,295            20,560        141,860


ITEM 5. OTHER INFORMATION.

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits

    Exhibit 27  Financial Data Schedule

  (b) During the second quarter of 1998, the Company filed the following reports on Form 8-K:

      (1) On April 30, 1998, the Company acquired all of the outstanding shares of capital stock of ICentral, Incorporated (ICentral) based in Provo, Utah. ICentral specializes in Internet store-building products geared to small and medium-sized businesses. As payment of the purchase price, the Company (1) issued an aggregate of approximately 480,140 shares of the Common Stock of the Company and (2) made a cash payment of $720 to the former stockholders of ICentral. The value of the shares of the Company's Common Stock issued in connection with the acquisition was approximately $10,000 based on a weighted average market price, as defined. In addition, in connection with this acquisition, the Company entered into employment agreements with certain key employees of ICentral under which the Company agreed to pay bonuses in an aggregate amount of $1,000, depending on certain future events, as defined.

      (2) On June 4, 1998, the Company announced that Intel Corporation had made an investment in the Company, purchasing 335,852 unregistered shares of the Company's Common Stock for an aggregate purchase price of $5,000. In addition, the Company plans to port its Transact software to Intel Pentium(R) processor II-based servers running Windows NT and Intel's next-generation IA-64 processor. The estimated costs of $1,000 associated with the port will be expensed as incurred with a completion of the IA-64 version expected at the time of the release of Intel's next-generation IA-64 processor. The two companies also plan to collaborate on joint marketing activities.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              OPEN MARKET, INC.
                                                (Registrant)


Date: August 7, 1998                          By:   /s/ Robert C. Weinberger
                                                 -----------------------------
                                                 ROBERT C. WEINBERGER
                                                 VICE PRESIDENT OF CORPORATE
                                                 MARKETING


Date: August 7, 1998                          By:   /s/ Regina O. Sommer
                                                 -----------------------------
                                                 REGINA O. SOMMER,
                                                 SENIOR VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL AND
                                                 ACCOUNTING OFFICER)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                       DESCRIPTION                               PAGE
-----------                       -----------                               ----

   27          Financial Data Schedule (EDGAR)                               27