Form 10-Q
period 1998-09-30
OPEN MARKET INC
filed 1998-11-16
CIK 926019

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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


As of October 31, 1998, there were 35,005,983 shares of the Registrant's Common Stock outstanding.


================================================================================

                               OPEN MARKET, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

      Consolidated Balance Sheets as of September 30, 1998 and
      December 31, 1997.                                                     3

      Consolidated Statements of Operations for the three and nine
      months ended September 30, 1998 and 1997.                              4

      Consolidated Statements of Cash Flows for the nine months ended
      September 30, 1998 and 1997.                                           5

      Notes to Consolidated Financial Statements                             6


   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             12


   ITEM 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                                     21


PART II - OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                               21

   ITEM 2.  Changes in Securities and Use of Proceeds                       21

   ITEM 3.  Defaults Upon Senior Securities                                 22

   ITEM 4.  Submission of Matters to a Vote of Security Holders             22

   ITEM 5.  Other Information                                               22

   ITEM 6.  Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                                  23

EXHIBIT INDEX                                                               24


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               OPEN MARKET, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                       September 30,  December 31,
                                                          1998           1997
                                                       -------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                              $  14,299     $  19,666
  Marketable securities                                     26,618        10,972
  Accounts receivable, net of allowances of $1,761
    and $1,470, respectively                                25,776        23,102
  Loan to founder                                                -           993
  Prepaid expenses and other current assets                  2,032         1,423
                                                         ---------     ---------
     Total current assets                                   68,725        56,156
                                                         ---------     ---------
Property, plant and equipment, at cost:
  Computers and office equipment                            14,848        12,129
  Furniture and fixtures                                     2,092           812
  Construction in progress                                       -         3,300
  Leasehold improvements                                     5,475         1,072
  Land and building                                          4,200         4,200
                                                         ---------     ---------
                                                            26,615        21,513
  Less: Accumulated depreciation and amortization           10,028         6,356
                                                         ---------     ---------
                                                            16,587        15,157

Intangible assets, net (Note 3)                              7,672         7,787
Other assets                                                 1,957         1,774
                                                         ---------     ---------
   Total Assets                                          $  94,941     $  80,874
                                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                         $  10,500     $   5,168
  Accounts payable                                           3,576         3,268
  Note payable (Note 3)                                      5,000        10,000
  Accrued expenses                                          12,729        14,440
  Deferred revenues                                          4,644         4,390
  Current maturities of long-term obligations                  116            50
                                                         ---------     ---------
     Total current liabilities                              36,565        37,316
                                                         ---------     ---------

Long-term obligations, net of current maturities             2,798            99

Stockholders' equity:
  Preferred stock, $.10 par value -
   Authorized - 2,000,000 shares;
   Issued and outstanding  none                                  -             -
  Common stock, $.001 par value -
   Authorized - 100,000,000 shares;
   Issued and outstanding  34,994,321 shares and
    30,970,791 shares at September 30, 1998 and
    December 31, 1997, respectively                             34            31

  Additional paid-in capital                               184,906       137,427
  Deferred compensation                                       (192)         (275)
  Other equity (Note 3)                                          -         6,920
  Accumulated deficit                                     (129,170)     (100,644)
                                                         ---------     ---------
   Total stockholders' equity                               55,578        43,459
                                                         ---------     ---------
   Total Liabilities and Stockholders' Equity            $  94,941     $  80,874
                                                         =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                        ---------------------------        -----------------------------
                                                           1998             1997              1998               1997
                                                         --------         --------          --------           --------
REVENUES:
   Product revenues                                      $ 8,693           $11,859           $ 32,123           $ 33,348
   Service revenues                                        5,670             3,872             13,967              9,275
                                                         -------           -------           --------           --------
        Total revenues                                    14,363            15,731             46,091             42,623
                                                         -------           -------           --------           --------
COST OF REVENUES:
   Product revenues                                          702               468              2,044              1,973
   Service revenues                                        3,850             2,294             10,259              6,815
                                                         -------           -------           --------           --------
        Total cost of revenues                             4,552             2,762             12,303              8,788
                                                         -------           -------           --------           --------
        Gross profit                                       9,811            12,969             33,788             33,835
                                                         -------           -------           --------           --------
OPERATING EXPENSES:
   Selling and marketing                                   8,097             9,417             23,980             26,989
   Research and development                                5,350             7,107             18,693             19,943
   General and administrative                              2,957             3,021              8,737              8,676
   Acquired in-process research &
    development (Note 3)                                       -                 -             10,800             34,250
                                                         -------           -------           --------           --------
        Total operating expenses                          16,404            19,545             62,210             89,858
                                                         -------           -------           --------           --------
        Loss from operations                              (6,593)           (6,576)           (28,422)           (56,023)
                                                         -------           -------           --------           --------
OTHER INCOME (EXPENSE) :
    Interest Income                                          376               719                985              2,318
    Interest expense                                        (312)             (287)              (849)              (557)
    Other income (expense)                                    19               (95)               (52)              (180)
                                                         -------           -------           --------           --------
Loss before provision for income taxes                    (6,509)           (6,239)           (28,339)           (54,442)
                                                         -------           -------           --------           --------
Provision for foreign income taxes                           121               133                186                584
                                                         -------           -------           --------           --------
NET LOSS                                                 $(6,631)          $(6,372)          $(28,525)          $(55,026)
                                                         =======           =======           ========           ========
NET LOSS PER SHARE-BASIC AND DILUTED (Note 2)            $ (0.19)          $ (0.20)          $  (0.87)          $  (1.79)
                                                         =======           =======           ========           ========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING  - BASIC AND DILUTED
 (Note 2)                                                 34,323            31,476             32,945             30,798
                                                         =======           =======           ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                     --------------------------------
                                                                                         1998                1997
                                                                                       --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                              $(28,525)           $(55,026)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                          3,672               2,569
   Amortization of intangible assets                                                      1,315                 946
   Charge associated with acquired in-process research & development                     10,800              34,250
   Deferred Compensation                                                                    105                  78
   Changes in assets and liabilities-
      Accounts receivable                                                                (5,784)             (6,185)
      Prepaid expenses and other current assets                                            (604)                489
      Accounts payable                                                                      274              (1,892)
      Accrued expenses                                                                   (2,378)              5,324
      Deferred revenues                                                                     253                (380)
                                                                                       --------            --------
        Net cash used in operating activities                                           (20,873)            (19,827)
                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                              (5,059)             (2,849)
 Payment from founder on loan                                                               993                   -
 (Purchase) sales of marketable securities, net                                         (15,646)             13,585
 Increase in other assets                                                                  (101)             (1,181)
 Net cash used in the purchase of ICentral                                               (1,420)                  -
 Net cash acquired from the purchase of Waypoint                                              -                 372
 Net cash used in the purchase of Folio                                                       -             (11,400)
                                                                                       --------            --------
        Net cash used in investing activities                                           (21,233)             (1,473)
                                                                                       --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Line of Credit                                                             5,331               3,700
 Payments on note payable                                                                (1,818)                  -
 Proceeds from the factoring of accounts receivable                                       3,128                   -
 Proceeds (payments) on long-term obligations                                             2,761                 (35)
 Proceeds from issuance of common stock                                                  27,336                 981
                                                                                       --------            --------
        Net cash provided by financing activities                                        36,738               4,646
                                                                                       --------            --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (5,368)            (16,654)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           19,666              49,765
                                                                                       --------            --------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 14,299            $ 33,111
                                                                                       ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid during the period                                                       $  1,212            $     25
                                                                                       ========            ========
 Taxes paid during the period                                                          $     48            $    143
                                                                                       ========            ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
In connection with the acquisition of ICentral (see Note 3), the following non-cash transaction occurred:
   Fair value of assets acquired                                                       $ 12,086                   -
   Liabilities assumed                                                                     (666)                  -
   Issuance of common stock                                                             (10,000)                  -
                                                                                       --------            --------
   Cash paid for acquisition and acquisition costs                                     $  1,420            $      -
                                                                                       ========            ========
In connection with the acquisition of Waypoint (see Note 3), the following non-cash transaction occurred:
   Fair value of assets acquired                                                       $      -            $  9,922
   Liabilities assumed                                                                        -                (156)
   Issuance of common stock                                                                   -              (9,548)
   Cash acquired                                                                              -                (590)
                                                                                       --------            --------
   Cash acquired in acquisition, net of acquisition costs                              $      -            $   (372)
                                                                                       ========            ========

In connection with the acquisition of Folio (see Note 3), the following non-cash transaction occurred:
   Fair value of assets acquired                                                       $      -            $ 45,512
   Liabilities assumed                                                                        -              (5,682)
   Issuance of common stock                                                                   -             (18,430)
   Issuance of note payable                                                                   -             (10,000)
   Issuance of common stock for repayment of note payable                                (3,182)                  -
   Issuance of common stock for repayment of note payable                                 5,000                   -
                                                                                       --------            --------
   Cash paid for acquisition and acquisition costs                                     $  1,818            $ 11,400
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


 (b) Cash, Cash Equivalents and Marketable Securities


     The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than three months at the time of acquisition. Marketable securities consist of investment grade commercial paper and corporate notes, and obligations of certain municipalities as of September 30, 1998, that have original maturities of greater than three months but less than one year. The average maturity of the Company's marketable securities is approximately two months.

 (c) Net Loss Per Share

     Effective December 31, 1997, the Company adopted SFAS No. 128 Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and Staff Accounting Bulletin (SAB) No. 98 retroactively to all periods presented. Weighted average shares outstanding includes the shares issued to Reed Elsevier in January 1998 relating to the Folio acquisition. Diluted net loss per share for the three and nine months ended September 30, 1998 and 1997 are the same as basic net loss per share as the inclusion of potential common stock would be antidilutive. Calculations of basic and diluted net loss per common share are as follows:


------------------------------------------------------------------------------------------------
(in thousands, except                Three Months Ended                 Nine Months Ended
per share data)                 September 30,   September 30,     September 30,    September 30,
                                    1998            1997              1998             1997
------------------------------------------------------------------------------------------------
Net loss                          $(6,631)        $(6,372)          $(28,525)        $(55,026)
------------------------------------------------------------------------------------------------
Net loss per common share
 basic and diluted                $ (0.19)        $ (0.20)          $  (0.87)        $  (1.79)
------------------------------------------------------------------------------------------------
Weighted average common shares
 outstanding-basic and diluted    34,323          31,476             32,945           30,798
------------------------------------------------------------------------------------------------
Antidilutive securities that
 were not included-common
 stock options                      7,318           6,399              7,318            6,399
------------------------------------------------------------------------------------------------

3.   ACQUISITIONS

  (a) ICentral Incorporated

    On April 30, 1998, the Company acquired all of the outstanding shares of capital stock of ICentral, Incorporated (ICentral) based in Provo, Utah. ICentral specializes in Internet store-building products geared to small and medium-sized businesses. As payment of the purchase price, the Company (1) issued an aggregate of approximately 480,140 shares of the Common Stock of the Company and (2) made a cash payment of $720 to the former stockholders of ICentral. The value of the shares of the Company's common stock issued in connection with the acquisition was approximately $10,000 based on a weighted average market price, as defined. In addition, in connection with this acquisition, the Company entered into employment agreements with certain key employees of ICentral under which the Company agreed to pay bonuses in an aggregate amount of $1,000, depending on certain future events, as defined. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of ICentral subsequent to April 30, 1998 are included in the Company's Consolidated Statements of Operations. Fifty percent of the shares of common stock issued to the former stockholders of ICentral have been registered for resale pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on November 3, 1998.

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
                                                             =======

     The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has preliminarily been allocated as follows:

                  Description                                Amount
                  -----------                                ------
                  Current assets                             $    86
                  Other acquired intangible assets             1,200
                  In-process research & development           10,800
                                                             -------
                  Total assets acquired:                     $12,086
                                                             =======

     The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 1998. The amount allocated to acquired in-process research and development relates to projects that have not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to the reaching of technological feasibility. However, there can be no assurance that these projects will reach technological feasibility or develop into products that might be sold profitably by the Company. The intangible assets are being amortized over five years. The Company recorded approximately $60 and $100 of amortization expense relating to these intangible assets during the three and nine months ended September 30, 1998, respectively.

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
                                                        ======

     The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 1997. The amount allocated to acquired in-process research and development relates to projects that have not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to the reaching of technological feasibility. However, there can be no assurance that these projects will reach technological feasibility or develop into products that might be sold profitably by the Company. The technology acquired in the acquisition of Waypoint has required, and may require, substantial additional development by the Company.

 (c) Folio Corporation

     Pursuant to a Stock Purchase Agreement dated as of February 20, 1997 (the Stock Purchase Agreement), the Company acquired all of the outstanding shares of capital stock of Folio Corporation (Folio), a leading supplier of software for managing business-critical information. As payment of the purchase price, the Company (1) issued 897,866 shares of common stock of the Company, (2) made a cash payment of $10,000, (3) agreed to issue 897,866 shares of common stock of the Company subject to adjustment in January 1998 and (4) issued a promissory note of the Company in the original principal amount of $10,000 payable in either cash or a combination of cash and common stock of the Company. The value of the shares of the Company's common stock issued in connection with the acquisition was approximately $25,000 based on a weighted average market price, as defined, of the Company's freely tradable shares of common stock. The shares of common stock issued on March 7, 1997, as well as the shares of common stock issued in January 1998 were not freely tradable due to selling restrictions. Therefore, although 448,993 and 538,342 shares were registered by the Company in August 1997 and February 1998, respectively, upon the request of the former stockholder of Folio as required under the terms of the Stock Purchase Agreement, for purposes of calculating aggregate consideration paid, the value of the shares issued was recorded at a discounted value at the time of issuance. The Stock Purchase Agreement provided for a purchase price adjustment based on the change in the net assets of Folio from the estimated value at December 31, 1996 through the date of closing. As a result of this adjustment, the former stockholder forfeited 270,116 shares of common stock of the Company to be issued in the transaction. Other equity in the accompanying December 31, 1997 Consolidated Balance Sheet included the value of the shares issued in January 1998, net of the forfeited shares. The Company repaid $5,000 of the note payable issued to Reed Elsevier in 1997 in connection with the Folio acquisition with a $1,818 cash payment. The balance of $3,182 was settled by the issuance of common stock. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Folio subsequent to March 7, 1997 are included in the Company's Consolidated Statements of Operations. For tax purposes, this transaction was treated as a deemed asset purchase in accordance with the Internal Revenue Code section 338 (h)(10).

  The aggregate purchase price of $45,512 consisted of the following:

                 Description                            Amount
                 -----------                            ------
                 Common stock                          $21,612
                 Cash paid                              11,818
                 Note payable                            5,000
                 Assumed liabilities                     5,682
                 Acquisition costs                       1,400
                                                       -------
                 Total purchase price:                 $45,512
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
                                                       =======

     The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying Consolidated Statement of Operations for the nine months ending September 30, 1997. The amount allocated to acquired in-process research and development relates to projects that have not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to reaching technological feasibility. However, there can be no assurance that these projects will reach technological feasibility or develop into products that might be sold profitably by the Company. The technology acquired in the acquisition of Folio has required, and may require, substantial additional development by the Company. The intangible assets are being amortized over five to seven years. The Company recorded approximately $1,351 of amortization expense relating to these intangible assets during 1997 and $1,215 of amortization expense during the first nine months of 1998.

  (d) Pro Forma Results of Operations

     The following unaudited pro forma combined results of operations of the Company assume that the Waypoint and Folio acquisitions were completed on January 1, 1997. (in thousands, except per share data):

                                    For the nine months ended
                                       September 30, 1997
                                    -------------------------
            Total revenues                  $ 45,368
            Net loss                        $(23,793)
            Net loss per share              $  (0.76)

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


     The results prior to the ICentral acquisition were not material to the Company. Accordingly, ICentral pro forma results for 1998 and 1997 were not presented.

4.  RELATED PARTY TRANSACTIONS


     The Company has entered into agreements with certain stockholders that provide for product and service revenues. The Company believes that the terms of these transactions are no less favorable to the Company than could be obtained from unaffiliated third parties. The Company recognized revenues from certain stockholders of approximately $407 for the nine months ended September 30, 1998, and revenues of approximately $6,000 for the nine months ended September 30, 1997.

5. SALE OF ACCOUNTS RECEIVABLE

     The Company has a non-recourse factoring agreement under which it can factor up to $8,000 of qualified accounts receivable, as defined. The Company sold approximately $3,000 of accounts receivable during the second quarter of 1998. The Company sold no accounts receivable during the third quarter of 1998. The Company records these transactions as a sale of financial assets in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as it surrenders control to these receivables upon transfer.

6. MORTGAGE

     In July 1998, the Company entered into a $2,800 mortgage of its Provo, Utah building which bears interest at a fixed rate of 8.5%. The mortgage principal payments are based upon a twenty-year term with a balloon payment required at the end of the fifth year.

7. COMMON STOCK

     On June 4, 1998, the Company announced that Intel Corporation (Intel) had made an investment in the Company, purchasing 335,852 unregistered shares of the Company's common stock for an aggregate purchase price of $5,000. In addition, the Company plans to port its Transact software to Intel Pentium(R) Processor II-based servers running Windows NT and Intel's next-generation IA-64 processor. The estimated costs of $1,000 associated with the port will be expensed as incurred with a completion of the IA-64 version expected at the time of the release of Intel's next-generation IA-64 processor. The two companies also plan to collaborate on joint marketing activities.

     On July 31, 1998, the Company announced that CMG Information Services, Inc., an investor and developer of Internet companies (CMG) and Capital Ventures International, a fund managed by Heights Capital Management, a leader in equity financing for emerging growth companies (CVI), made a $20,000 equity investment in the Company. Pursuant to the terms of the agreements, the Company issued an aggregate of 1,545,893 shares of common stock of the Company to CMG and CVI at a price of $12.94 per share. In addition, the Company issued to CMG and CVI warrants to purchase an additional 334,728 shares of common stock at a price of $16.43 per share. The Company filed a registration statement on Form S-3, covering all such shares of common stock, which was declared effective by the Securities and Exchange Commission on August 13, 1998.

8. SUBSEQUENT EVENT

  In October 1998, the Company announced a restructuring of its internal cost structure to better align its operating costs with its revenue stream. As part of this restructuring plan, the Company expects to terminate approximately 10%- 20% of its current workforce. In addition, the Company expects to incur costs relating to the redesign of its internal organization. As a result, the Company will record a restructuring charge of approximately $2-$4 million in the fourth quarter of 1998.


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
            RESULTS OF OPERATIONS  (IN THOUSANDS, EXCEPT SHARE DATA)
            --------------------------------------------------------

RESULTS OF OPERATIONS

OVERVIEW

  Open Market, Inc. (the Company) develops, markets, licenses and supports enterprise-class, packaged application software products and professional services that allow its customers to engage in business-to-consumer and business-to-business Internet commerce, information commerce and commercial publishing. Open Market's software includes a wide spectrum of functionality required to effectively conduct business on the Internet, allowing companies to attract customers to their Web sites, engage them in acting upon an offer, complete a transaction and service them once a transaction has been completed.

REVENUES

  Total revenues for the three months ended September 30, 1998 were approximately $14,363 or a 9% decrease when compared to $15,731 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, total revenues were $46,091 or an 8% increase when compared to $42,623 for the same period of the prior year.

  Product revenues decreased to $8,693, or 61% of total revenues, for the three months ended September 30, 1998, compared to $11,859, or 75% of total revenues, for the same period of the prior year. Product revenues include: (1) software products, which include the licensing of Transact, the Company's flagship product for Internet commerce, LiveCommerce, the Folio product suite, and ShopSite products, and (2) royalty revenues, which include publisher royalties and merchant license fees. The decrease in product revenues was attributed, in part, to a decrease in publisher royalties and decreased demand for CD Rom based publishing software produced by the Company's Folio division, which is mainly sold to corporate customers through the Company's business partners. Management believes the decrease in demand for CD Rom based publishing software was due to the industry's gradual migration to Internet based publishing software.

  Additionally, in the third quarter of 1998, the Company experienced lower than planned product revenues due to a decrease in merchant license fees, which are deal-specific and fluctuate on a quarterly basis, and general weakness in the Asia/Pacific and Japan regions as a result of the Asian economic crisis.

  Product revenues decreased to $32,123, or 70% of total revenues, for the nine months ended September 30, 1998, compared to $33,348, or 78% of total revenues for the comparable prior year period. In the first nine months of 1997, the Company recorded product revenues of approximately $5,000 for the sale of its Axcess product line to Raptor, Inc. The slight decrease in revenues for the nine months ended September 30, 1998, was attributed primarily to this one-time event. Product revenues declined as a percentage of total revenues primarily due to growth in the Company's service business.

  Service revenues increased to $5,670, or 39% of total revenues, for the three months ended September 30, 1998, from $3,872, or 25% of total revenues, for the three months ended September 30, 1997. Service revenues increased to $13,967, or 30% of total revenues, for the nine months ended September 30, 1998, from $9,275, or 22% of total revenues, for the nine months ended September 30, 1997. Of the total service revenues for the three and nine months ended September 30, 1998, 32% and 39%, respectively, came from maintenance and support services, which include customer service and technical support, and 68% and 61%, respectively, was attributed to professional services, which include consulting, implementation, and education services. For the three and nine months ended September 30, 1997, maintenance and support represented 45% and 41%, respectively, of total service revenues, and professional services represented 55% and 59%, respectively, of total service revenues. Professional services revenues increased as a percentage of total service revenues for the three and nine months ended September 30, 1998, primarily due to increased demand for consulting services across the Company's customer base. The increase in demand for consulting services is the result of improvement in the Company's design and execution in selling and delivering these services.

COST OF REVENUES

  Cost of product revenues increased to $702, or 8% of total product revenues, for the three months ended September 30, 1998, from $468, or 4% of total product revenues, in the prior year period. For the nine months ended September 30, 1998, cost of product revenues increased to $2,044, or 6% of total product revenues, from $1,973, or 6% of total product revenues, for the comparable prior year period. The increase in cost of product revenues was primarily due to increased costs for third-party licensing royalties. For all periods presented, cost of product revenues includes the costs to distribute products as well as third-party royalties for technology incorporated into certain products of the Company. Management believes that these costs as a percentage of product revenues will remain in the range of 6%-10% for the foreseeable future as the Company incorporates more third-party technology into its products.

  Cost of service revenues increased to $3,850 for the three months ended September 30, 1998, from $2,294 for the comparable prior year period. Cost of service revenues increased to $10,259 for the nine months ended September 30, 1998, compared to $6,815 for the comparable prior year period. Cost of service revenues consists primarily of personnel and related costs incurred in providing development, consulting, and other technical services to customers. The increase was primarily attributed to the growth of these costs, which have increased in proportion to higher service revenues, as a result of growth in the Company's consulting business. Service revenue gross margin decreased approximately 9% in the three months ended September 30, 1998, from the comparable prior year period. The decrease was attributed primarily to the investments made during the period to grow the consulting business. Management believes that the service gross margin may fluctuate over the next few quarters depending upon such factors as resource utilization rates and growth in the consulting business.

 OPERATING EXPENSES

  Selling and marketing expenses consisted primarily of the cost of sales and marketing personnel and consultants, as well as the costs associated with marketing programs, advertising costs, and literature. Selling and marketing expenses decreased to $8,097 and $23,980 for the three and nine month periods ended September 30, 1998, respectively, from $9,417 and $26,989 for the three and nine month periods ended September 30, 1997, respectively. The decrease in these expenses was attributed primarily to decreases in employee-related expenses as the Company experienced a 24% reduction in headcount in its sales and marketing organization from September 30, 1997 to September 30, 1998. In addition, sales and marketing expenses decreased as a result of a decrease in sales commissions.

  Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, as well as equipment and facilities costs related to such activities. For the three months ended September 30, 1998, these expenses decreased to $5,350 from $7,107 for the three months ended September 30, 1997. The decrease in expenses of approximately 25% was attributed primarily to a reduction in the cost of outside contractors as certain development projects came to fruition. As a result of the completion of those projects, the Company experienced a 22% reduction in headcount in its research and development organization from September 30, 1997 to September 30, 1998. For the nine months ended September 30, 1998, research and development expenses decreased to $18,693 from $19,943 for the comparable prior year period, primarily due to reductions in headcount and expenses related to outside consultants. Qualifying capitalized software development costs were immaterial in both periods. Accordingly, the Company has charged all such expenses to research and development in the period incurred. The Company believes that significant investments in research and development are required to remain competitive in the software industry. Certain research and development expenditures are incurred substantially in advance of the related revenues and in some cases do not generate revenues.

  General and administrative expenses consist primarily of the cost of finance, management, and administrative personnel, as well as legal and other professional fees. These expenses decreased slightly for the three months ended September 30, 1998, to $2,957 from $3,021 for the three months ended September 30, 1997. The decrease was due mainly to a decrease in travel-related expenses and legal and professional fees. For the nine months ended September 30, 1998, these expenses increased slightly to $8,737 from $8,676 for the prior year period. The increase was due mainly to amortization of goodwill associated with the Folio and ICentral acquisitions.

  In connection with the acquisition of ICentral in May 1998, the Company allocated $10,800 of the purchase price to acquired in-process research and development. In connection with the acquisitions of Waypoint in February 1997 and Folio in March 1997, the Company allocated $9,250 and $25,000, respectively, of the purchase price to acquired in-process research and development. Accordingly, these costs were expensed as of the acquisition dates. The amount allocated to acquired in-process research and development relates to projects that have not yet reached technological feasibility and that, until completion of development, have no alternative future use. The technologies acquired in the acquisitions of Waypoint, Folio and ICentral have required, and will continue to require, substantial additional development by the Company.

  Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income decreased to $376 and $985 for the three and nine month periods ended September 30, 1998, respectively, from approximately $719 and $2,318 for the three and nine month periods ended September 30, 1997, respectively. The decrease was primarily attributed to lower average investments in cash, cash equivalents and marketable securities during the periods. Interest expense increased to $312 and $849 for the three and nine month periods ended September 30, 1998, respectively, from approximately $287 and $557 for the three and nine month periods ended September 30, 1997, respectively. Interest expense relates to the accounts receivable line of credit, the Company's note payable issued in conjunction with the Folio acquisition, a non-recourse factoring agreement, the mortgage on the Company's Provo, Utah facility, as well as an obligation under a license agreement. Other income of $19 represents foreign currency translation gains recorded during the three-month period ended September 30, 1998. Other expense of $52 for the nine-month period ended September 30, 1998 represents foreign currency translation losses.

  The Company recorded a provision for foreign income taxes of $121 and $186 compared to $133 and $584 for the three and nine months ended September 30, 1998 and 1997, respectively. This provision was recorded for estimated taxes due in foreign jurisdictions. The Company has had losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1998, the Company had $40,917 in cash, cash equivalents and marketable securities, which represented an increase of $10,279 from December 31, 1997.

  The Company's operating activities utilized cash and cash equivalents of approximately $20,873 and $19,827 for the nine months ended September 30, 1998 and 1997, respectively. Accounts receivable increased primarily as a result of the quarterly cyclical nature of the sales process as well as the granting of extended payment terms to certain new and long-standing creditworthy customers.

  The Company's investing activities used cash and cash equivalents of approximately $21,233 and $1,473 for the nine months ended September 30, 1998 and 1997, respectively. The principal uses of cash for investing activities for the nine months ended September 30, 1998, were $15,646 paid for the purchase of certain marketable securities and $5,059 for purchases related to property, plant, and equipment. Additionally, during the nine-month period ended September 30, 1998, the Company paid $1,420 in cash for part of the purchase price and acquisition costs of ICentral.

  The Company's financing activities provided cash and cash equivalents of approximately $36,738 and $4,646 for the nine months ended September 30, 1998 and 1997, respectively. During the first nine months of 1998, the Company received proceeds of 5,000 from Intel and $20,000 from CMG and CVI for the private sale of equity securities. In addition, the Company received proceeds of $2,336 from the exercise of stock options under the Company's 1994 Stock Incentive Plan and stock purchases under the Company's Employee Stock Purchase Plan. The Company repaid $5,000 of the note payable issued to Reed Elsevier in 1997 in connection with the Folio acquisition with a $1,818 cash payment. The balance of $3,182 was settled by the issuance of the Company's common stock.

  In July 1998, the Company entered into a $2,800 mortgage of its Provo, Utah, building which bears interest at the fixed rate of 8.5%. The mortgage principal payments are based upon a 20-year term with a balloon payment required at the end of the fifth year.

  The Company has an unsecured bank credit facility that provides up to $15,000 in financing. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bears interest at the prime lending rate (8.5% at September 30, 1998). The Company is required to comply with certain restrictive covenants under this agreement. During the nine months ended September 30, 1998, the Company increased its borrowings under this facility to $10,500. At
September 30, 1998, $4,500 remained available to the Company under this facility.

  The Company has a non-recourse factoring agreement under which it can factor up to $8,000 of qualified accounts receivable, as defined. The Company had approximately $5,965 available under this agreement at September 30, 1998.

  At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $65,000. These losses are available to reduce federal and state taxable income, if any, in future years. These losses are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period that are in excess of 50%. While the Company believes that it has experienced a change in ownership in excess of 50%, it does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards.


  The Company believes that its existing capital resources are adequate to meet its cash requirements for at least the next 12 months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.

Year 2000 Compliance

  Background

  The Company recognizes that it must ensure that its products and operations will not be adversely impacted by Year 2000 software failures, which can arise in date-sensitive software applications that utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000.

  State of Readiness

  For internal purposes, 80% of the Company's mission critical information technology systems are considered to be Year 2000 compliant. For external purposes, the Company has developed and implemented a detailed Year 2000 test procedure for the phase review and software release process to ensure that its software products are Year 2000 compliant. Management expects that execution of this test procedure will begin in the first quarter of 1999. Overall, testing of the Company's products and subsequent releases began in 1998 and management expects that such testing will continue throughout 1999. Additionally, approximately 90% of the Company's embedded product vendors are already considered to be Year 2000 compliant, based wholly on external and internal testing of such embedded products. As a result, management fully expects that the Company and its key vendors will be positioned to successfully meet all Year 2000 compliance issues for the Company's products.

  Related Costs

  Management has assessed the related costs for Year 2000 compliance to be in the range of $300-$700. To date, the Company has incurred costs of approximately $200 for its Year 2000 projects. Such costs may include those for research and development, capital equipment, outside software tools, outside contractors, and other internal resources that may be assigned to the project. Management acknowledges that these costs may be subject to reassessment as testing of the Company's products and mission critical systems is completed and compliance is fully achieved.

  Perceived Risks

  At the present time, management does not expect Year 2000 issues to have a material adverse impact on the Company's business or future results of operations. However, there can be no assurance that there will not be interruptions of operations or other limitations of system or product functionality, or that the Company will not incur significant costs to avoid such interruptions or limitations. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's domestic and international customers may not be Year 2000 compliant. The failure of any such non-compliant third-party software or systems may negatively affect the performance of the Company's products, which may have a material adverse effect on the Company's business, financial condition and operating results.

  Contingency Plans

  In order to avoid such material adverse effects, the Company will continue to seek business relationships only with those entities that are actively and successfully addressing Year 2000 issues. If the inability of certain existing vendors or customers to successfully address Year 2000 issues begins to present adverse business effects for the Company, management may elect to suspend such business relationships until such time that such vendors or customers become fully compliant.

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

Rapid Technological Change

  The computer software industry is characterized by rapid technological change. As a result, there is uncertainty about the widespread acceptance of new products that can cause significant delays in the sales cycle. The Company must continue to upgrade its own technologies and commercialize products and services incorporating such technologies that may also lengthen the sales cycle. The introduction of product or service enhancements or new products or services embodying new technologies, industry standards, or customer requirements could supplant or make obsolete the Company's existing products and services.

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

Recent Acquisition

  In April 1998, the Company completed the strategic acquisition of ICentral. The Company faces challenges relating to integration of operations such as coordinating geographically separate organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that the acquired business or its products will be successful, that the Company will successfully integrate the acquired business into the Company, or that the Company will achieve the desired synergies from the transaction.

Product Release Schedules

     Delays in the planned release of the Company's new products may adversely affect forecasted revenues, and create operational inefficiencies resulting from staffing levels designed to support the forecasted revenues. The Company's failure to introduce new products, services, or product enhancements on a timely basis may delay or hinder market acceptance and allow competitors to gain greater market share than the Company.

Government Regulation and Legal Uncertainties

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, taxation, the content of products, and the nature of services. The adoption of any such laws or regulations may decrease the growth of the Internet or inhibit companies' ability to conduct electronic commerce, which could in turn adversely affect the Company's business, operating results or financial condition. Moreover, the applicability of the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Further, due to the encryption technology contained in the Company's products, such products are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not delay the introduction of new products or limit the Company's ability to distribute products outside of the United States. While the Company intends to take precautions against unlawful exportation, the global nature of the Internet makes it difficult to effectively control the distribution of the Company's products. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology. Further, various countries regulate the import of certain encryption technology and have adopted laws relating to personal privacy issues that could limit the Company's ability to distribute products in those countries. Any such export or import restrictions, new legislation or regulation or government enforcement of existing regulations could have a material adverse impact on the Company's business, operating results and financial condition.

Complex Products; Lengthy Sales Cycles

     The Company's products are complex and often involve significant investment decisions by prospective customers. Accordingly, the license of the Company's software products can be expected to require the Company to engage in a lengthy sales cycle and to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. As a result, the Company's sales cycles may be subject to a number of significant delays over which it has little or no control. Delays in such transactions due to lengthy sales cycles or delays in customer production or deployment of a system could have a material adverse effect on the Company's business, operating results and financial condition and could be expected to cause the Company's operating results to vary significantly from quarter to quarter.

Security

     A significant barrier to market acceptance of online commerce and communication is the concern regarding the secure exchange of valuable and confidential information over public networks. The Company relies on encryption and authentication technology to provide the security and authentication necessary to effect the secure exchange of valuable and confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments (such as break-ins and similar disruptive problems caused by Internet users) will not result in a compromise or breach of algorithms used by the Company in its products to protect customer transaction data. If any such compromise or breach was to occur, it could have a material adverse effect on the Company's business, financial condition, and operating results.

Competition

     The market for electronic commerce software is new, rapidly evolving and intensely competitive. The Internet is characterized by an increasing number of market entrants that have introduced or developed products and services for commerce on the Internet. Many of the Company's competitors have greater financial, technical, and marketing resources and greater name recognition than does the Company. The Company's operating results will be affected by the number of competitors and their pricing strategies and market acceptance of their products.

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

Fluctuations in Quarterly Operating Results

     The Company's expense levels are fixed in advance and based in part on its expectations as to future revenues. Quarterly sales and operating results will generally depend on the volume and timing of orders received within the quarter. The Company may be unable to adjust spending in a timely manner to compensate for unexpected revenue shortfalls. The Company expects in the future to experience significant fluctuations in quarterly operating results that may be caused by many factors, including, among other things, the number, timing, and significance of product enhancements and new product announcements by the Company or its competitors; the length of the Company's sales cycle; market acceptance of, and demand for, the Company's products; the pace of development of electronic commerce conducted on the Internet; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; non-renewal of service agreements; software defects and other product quality problems; the Company's ability to attract and retain key personnel; the extent of international sales; changes in the level of operating expenses, and general economic conditions. As a result, the Company's operating results in future quarters may be below the expectations of market analysts and investors.

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

Volatility of Stock Price

     Open Market's Common Stock is quoted on the NASDAQ National Market. The market price of Open Market's Common Stock, like that for the shares of many other high technology companies, has been and may continue to be volatile. Recently, the stock market in general and the shares of software companies in particular have experienced significant price fluctuations. These broad market fluctuations combined with general economic and political conditions in the United States and abroad, and factors such as quarterly fluctuations in results of operations, the announcement of technological innovations, the introduction of new products by the Company or its competitors, and general conditions in the computer hardware and software industries, may have a significant impact on the market price of Open Market's Common Stock.

Dependence on Intellectual Property Rights

     The Company's success is dependent to a significant degree on its proprietary software technology. The Company provides its products to end users generally under non-exclusive, non-transferable licenses for the term of the agreement, which is usually in perpetuity. The Company's policy is to enter into confidentiality and assignment agreements with its employees, consultants, and vendors and generally to control access to, and distribution of, its software, documentation, and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Although the Company holds three U.S. patents, issued in March 1998, and covering certain aspects or uses of electronic commerce software, there can be no assurance as to the degree of intellectual property protection such patents will provide. Policing unauthorized use of the Company's products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford the Company little or no effective protection of its intellectual property. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose would be enforceable.

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

Risk of Product Defects

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

Litigation

     Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's patents, copyright or trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, which may have a material adverse effect on the Company's business, financial condition, and operating results. Litigation regarding intellectual property rights, copyrights, and patents is increasingly common in the software industry. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. In addition, the Company faces risks on other general corporate legal matters.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NOT APPLICABLE


                             II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 31, 1998, the Company sold 1,545,893 shares of the Company's common stock to CMG and CVI for an aggregate purchase price of $20,000. For these sales, the Company has relied upon an exemption from registration under
Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION - STOCKHOLDER PROPOSALS FOR 1999 ANNUAL MEETING

               Any proposal submitted pursuant to Rule 14a-8 under the Exchange Act that a stockholder of the Company wishes to be considered for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 15, 1998.

               In addition, the Company's by-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must comply with the Company's by-laws and be received not less than 60 days nor more than 90 days prior to the Annual Meeting, provided, however, that if less than 70 days' notice or prior public disclosure of the date of the meeting is given to stockholders, such notice must be received by the Company not later than the close of business on the 10th day following the date on which the notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               No. 27  -  Financial Data Schedule

          (b) During the third quarter of 1998, the Company filed the following reports on Form 8-K:

               On July 31, 1998, the Company announced that CMG and CVI made a $20 million equity investment in the Company. Pursuant to the terms of the agreements, the Company issued an aggregate of 1,338,912 shares of common stock, of the Company to CMG and CVI at a price of $14.94 per share. In addition, the Company issued to CMG and CVI warrants to purchase an additional 334,728 shares of Common Stock of the Company at a price of $16.43 per share.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        OPEN MARKET, INC.
                                         (Registrant)



Date: November 13, 1998                 By: /s/ Gary Eichhorn
                                           -------------------------
                                           GARY EICHHORN
                                           CHIEF EXECUTIVE OFFICER


Date: November 13, 1998                 By: /s/ Regina O. Sommer
                                           -------------------------
                                           REGINA O. SOMMER,
                                           SENIOR VICE PRESIDENT AND CHIEF
                                           FINANCIAL OFFICER (PRINCIPAL
                                           FINANCIAL AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.              DESCRIPTION                        PAGE
-----------              -----------                        ----

   27          Financial Data Schedule (EDGAR)               25