Form 10-Q/A
period 1998-06-30
OPEN MARKET INC
filed 1999-03-31
CIK 926019

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                ---------------
                                  FORM 10-Q/A
                                ---------------

                              AMENDMENT NO. 1 TO
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               OPEN MARKET, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 1998 (as restated) and
     December 31, 1997.                                                       3

     Consolidated Statements of Operations for the three and six months
     ended June 30, 1998 (as restated) and  1997.                             4

     Consolidated Statements of Cash Flows for the six months ended
     June 30, 1998 (as restated) and 1997.                                    5

     Notes to Consolidated Financial Statements                               6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 13

ITEM 3.  Quantitative and Qualitative Disclosures about
         Market Risk.                                                        23


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   23

ITEM 2.  Changes in Securities and Use of Proceeds                           23

ITEM 3.  Defaults Upon Senior Securities                                     23

ITEM 4.  Submission of Matters to a Vote of Security Holders                 23

ITEM 5.  Other Information                                                   24

ITEM 6.  Exhibits and Reports on Form 8-K                                    24

SIGNATURES                                                                   25

EXHIBIT INDEX                                                                26

                        PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               OPEN MARKET, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                                                                     June 30,                December 31,
                                                                                       1998                      1997
                                                                            -----------------------     -------------------
                                                                                  (As Restated)
ASSETS
Current assets:
  Cash and cash equivalents                                                         $  10,423                 $  19,666
  Marketable securities                                                                12,800                    10,972
  Accounts receivable, net of allowances of $1,761 and $1,470, respectively
                                                                                       25,188                    23,102
  Loan to founder                                                                           -                       993
  Prepaid expenses and other current assets                                             2,223                     1,423
                                                                                    ---------                 ---------
     Total current assets                                                              50,634                    56,156
                                                                                    ---------                 ---------

Property, plant and equipment, at cost:
  Computers and office equipment                                                       13,756                    12,129
  Land & building                                                                       4,200                     4,200
  Construction in progress                                                                  -                     3,300
  Leasehold improvements                                                                5,458                     1,072
  Furniture & fixtures                                                                  2,080                       812
                                                                                    ---------                 ---------
                                                                                       25,494                    21,513
  Less: Accumulated depreciation and amortization                                       8,655                     6,356
                                                                                    ---------                 ---------
                                                                                       16,839                    15,157

Intangible assets, net (Note 3)                                                        13,066                     7,787
Other assets                                                                            1,957                     1,774
                                                                                    ---------                 ---------
                                                                                    $  82,496                 $  80,874
                                                                                    =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                    $   9,150                 $   5,168
  Accounts payable                                                                      3,557                     3,268
  Note payable (Note 3)                                                                 5,000                    10,000
  Accrued expenses                                                                     13,476                    14,440
  Deferred revenues                                                                     4,359                     4,390
  Current maturities of long-term obligations                                              52                        50
                                                                                    ---------                 ---------
     Total current liabilities                                                         35,594                    37,316
                                                                                    ---------                 ---------
Long-term obligations, net of current maturities                                           54                        99

Stockholders' equity:
  Preferred stock, $.10 par value -
   Authorized - 2,000,000 shares;
   Issued and outstanding  none                                                             -                         -
  Common stock, $.001 par value -
   Authorized - 100,000,000 shares;
   Issued and outstanding  33,165,500 shares and 30,970,791 shares at
    June 30, 1998 and December 31, 1997, respectively                                      33                        31
  Additional paid-in capital                                                          164,645                   137,427
  Deferred compensation                                                                  (220)                     (275)
  Other equity (Note 3)                                                                     -                     6,920
  Accumulated deficit                                                                (117,610)                 (100,644)
                                                                                    ---------                 ---------
   Total stockholders' equity                                                          46,848                    43,459
                                                                                    ---------                 ---------
                                                                                    $  82,496                 $  80,874
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

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                   -------------------------------          -------------------------------
                                                         1998             1997                  1998               1997
                                                   -------------     -------------          -------------      -------------
                                                   (As Restated)                            (As Restated)
REVENUES:
   Product revenues                                     $ 12,157          $ 12,433               $ 23,430           $ 21,489
   Service revenues                                        4,369             3,101                  8,298              5,403
                                                   -------------     -------------          -------------      -------------
        Total revenues                                    16,526            15,534                 31,728             26,892
                                                   -------------      ------------          -------------      -------------

COST OF REVENUES:
   Product revenues                                          742               639                  1,342              1,505
   Service revenues                                        3,503             2,400                  6,409              4,522
                                                   -------------     -------------          -------------      -------------
        Total cost of revenues                             4,245             3,039                  7,751              6,027
                                                   -------------     -------------          -------------      -------------
        Gross profit                                      12,281            12,495                 23,977             20,865
                                                   -------------     -------------          -------------      -------------

OPERATING EXPENSES:
   Selling and marketing                                   8,007             9,590                 15,883             17,572
   Research and development                                6,568             7,461                 13,344             12,836
   General and administrative                              3,021             3,284                  5,950              5,655
   Acquired in-process research &                                                -                  5,700             34,250
    development (Note 3)                                   5,700
                                                   -------------     -------------          -------------      -------------
         Total operating expenses                         23,296            20,335                 40,877             70,313
                                                   -------------     -------------          -------------      -------------
        Loss from operations                             (11,015)           (7,840)               (16,900)           (49,448)
                                                   -------------     -------------          -------------      -------------
OTHER INCOME (EXPENSE) :
    Interest Income                                          291               710                    609              1,600
    Interest expense                                        (296)             (220)                  (536)              (270)
    Other expense                                            (62)              (49)                   (72)               (85)
                                                   -------------     -------------          -------------      -------------
Loss before provision for incomes taxes                  (11,082)           (7,399)               (16,899)           (48,203)
                                                   -------------     -------------          -------------      -------------
Provision for foreign income taxes                            33               111                     65                451
                                                   -------------     -------------          -------------      -------------

NET LOSS                                                $(11,115)          $(7,510)              $(16,964)          $(48,654)
                                                   =============     =============          =============      =============

NET LOSS PER SHARE - BASIC AND DILUTED (Note 2)           $(0.34)           $(0.24)                 $(.53)            $(1.60)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING - BASIC AND
 DILUTED (Note 2)                                         32,742            31,328                 32,255             30,459

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                         ----------------------------------------------------
                                                                                    1998                           1997
                                                                         ------------------------         -------------------
                                                                                (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $(16,964)                       $(48,654)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                     2,299                           1,781
   Amortization of intangible assets                                                 1,019                             540
   Charge associated with acquired in-process research & development                 5,700                          34,250
   Deferred Compensation                                                                77                               -
   Changes in assets and liabilities-
      Accounts receivable                                                           (5,196)                         (3,209)
      Prepaid expenses and other current assets                                       (795)                            176
      Accounts payable                                                                 255                          (1,155)
      Accrued expenses                                                              (1,631)                          5,674
      Deferred revenues                                                                (31)                           (538)
                                                                                  --------                        --------
        Net cash used in operating activities                                      (15,267)                        (11,135)
                                                                                  --------                        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                         (3,937)                         (2,387)
 Payment from founder on loan                                                          993                               -
 (Purchase) sales of marketable securities, net                                     (1,829)                         12,604
 Increase in other assets                                                             (101)                         (1,180)
 Net cash used in the purchase of ICentral                                          (1,420)                              -
 Net cash acquired from the purchase of Waypoint                                         -                             372
 Net cash used in the purchase of Folio                                                  -                         (11,400)
                                                                                  --------                        --------
        Net cash used in investing activities                                       (6,294)                         (1,991)
                                                                                  --------                        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Line of Credit                                                        3,981                               -
 Payments on note payable                                                           (1,818)                              -
 Proceeds from the factoring of accounts receivable                                  3,128                               -
 Payments on long-term obligations                                                     (47)                            (35)
 Proceeds from issuance of common stock                                              7,074                             599
                                                                                  --------                        --------
        Net cash provided by financing activities                                   12,318                             564
                                                                                  --------                        --------

 Net decrease in cash and cash equivalents                                          (9,243)                        (12,562)

 Cash and cash equivalents, beginning of period                                     19,666                          49,765
                                                                                  --------                        --------
 Cash and cash equivalents, end of period                                         $ 10,423                        $ 37,203
                                                                                  ========                        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid during the period                                                  $  1,010                        $     17
                                                                                  ========                        ========
 Taxes paid during the period                                                     $     41                        $     66
                                                                                  ========                        ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
In connection with the acquisition of ICentral (see Note 3), the following non-cash transaction occurred:
   Fair value of assets acquired                                                  $ 12,086                        $      -
   Liabilities assumed                                                                (666)                              -
   Issuance of common stock                                                        (10,000)                              -
                                                                                  ========                        ========
   Cash paid for acquisition and acquisition costs                                $  1,420                        $      -
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

  In March 1999, the Company restated its June 30, 1998 and September 30, 1998 financial statements to reflect a change for the purchase price allocation related to the 1998 acquisition of ICentral and the related amortization of intangibles. Such restatement resulted in a decrease in net loss of $4,930 for the three and six months ended June 30, 1998 (see Note 8).

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

(in thousands, except per share data)
                                                Three Months Ended             Six Months Ended
                                           --------------------------   ---------------------------
                                             June 30,      June 30,        June 30,     June 30,
                                               1998          1997            1998         1997
                                           As Restated                   As Restated
                                           -----------   ------------   ------------   ------------
Net loss                                     $(11,115)       $(7,510)      $(16,964)      $(48,654)
Net loss per common share basic
  and diluted                                $  (0.34)       $  (.24)      $  (0.53)      $  (1.60)
Weighted average common shares
 outstanding-basic and diluted                 32,742         31,328         32,255         30,459
Antidilutive securities that were
 not included-common stock options              6,202          6,344          6,202          6,344

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

  The aggregate purchase price of $12,086 consisted of the following:

Description                                         Amount
-----------                                        --------
Common stock                                        $10,000
Cash                                                    720
Assumed liabilities                                     666
Acquisition costs                                       700
                                                   --------
Total purchase price:                               $12,086
                                                   ========

  The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has preliminarily been allocated as follows:

Description                                                 Amount
-----------                                               --------
Current assets                                             $    86
Other acquired intangible assets                             6,300
In-process research & development                            5,700
                                                          --------
Total assets acquired:                                     $12,086
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

     The aggregate purchase price of $9,922 consisted of the following:

Description                                               Amount
-----------                                              -------
Common stock                                              $9,548
Assumed liabilities                                          156
Acquisition costs                                            218
                                                         -------
Total purchase price:                                     $9,922
                                                         =======

     The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has been allocated as follows:

Description                                               Amount
-----------                                              -------
Current assets                                            $  590
Property, plant and equipment                                 76
Other assets                                                   6
In-process research & development                          9,250
                                                         -------
Total assets acquired:                                    $9,922
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

The aggregate purchase price of $45,512 consisted of the following:

Description                                               Amount
-----------                                            ---------
Common stock                                             $21,612
Cash paid                                                 11,818
Note payable                                               5,000
Assumed liabilities                                        5,682
Acquisition costs                                          1,400
                                                        --------
Total purchase price:                                    $45,512
                                                        ========

     The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has been allocated as follows:

Description                                               Amount
-----------                                              --------
Current assets                                            $ 4,729
Property, plant and equipment                               6,605
Other assets                                                   41
In-process research & development                          25,000
Other acquired intangible assets                            9,137
                                                         --------
Total assets acquired:                                    $45,512
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


8.   Restatement of June 30, 1998 Financial Statements

     In March 1999, the Company restated its June 30, 1998 and September 30, 1998 financial statements to reflect a change for the purchase price allocation related to the 1998 acquisition of ICentral and the related amortization of intangibles. This adjustment decreased the amount previously allocated to in-process technology by $5,100, which has been capitalized as developed technology and goodwill and will be amortized on a straight-line basis over five years. The restatement was the result of concerns presented by the Securities and Exchange Commission (SEC) regarding the valuation methodology used for the determination of charges for acquired in-process research and development costs. The Company believes that its periodic reports filed June 30, 1998 and September 30, 1998, which included such charges related to the acquisition costs for ICentral, were made in accordance with generally accepted accounting principles and established industry practices at the time. In addition, the valuation of the acquired in-process research and development was supported by an independent valuation by Arthur Andersen LLP.

  The Company has not been contacted by the SEC regarding its valuation methodology. However, in response to the SEC's new guidelines, the Company has decided to proactively move to the new valuation methodology for its 1998 acquisition of ICentral. Therefore, the Company expensed $5,700 to in-process research and development in the second quarter of 1998, capitalized $6,300 of developed technology and goodwill, and amortized the developed technology and goodwill over the 5-year estimated useful life.

The following table presents the net loss and net loss per share as originally reported and as restated:

-----------------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                           Six Months Ended
                                                  June 30, 1998                                June 30, 1998
                                    -----------------------------------------------------------------------------------------
                                         As reported           As restated            As reported            As restated
Net loss                                   $(16,045)             $(11,115)              $(21,894)               $(16,964)
Net loss per share                           $(0.49)               $(0.34)                $(0.68)                 $(0.53)
-----------------------------------------------------------------------------------------------------------------------------

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share data)

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

  In March 1999, the Company restated its June 30, 1998 and September 30, 1998 financial statements to reflect a change for the purchase price allocation related to the 1998 acquisition of ICentral and the related amortization of intangibles. Such restatement resulted in a decrease in net loss of $4,930 for the three and six months ended June 30, 1998 (see Note 8).


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

  Product revenues were $12,157 or 74% of total revenues for the three months ended June 30, 1998 compared to $12,433 or 80% of total revenues for the three months ended June 30, 1997. Product revenues contain two categories: (1) software products which includes the licensing of Transact, LiveCommerce, the Folio product suite and ShopSite products and (2) royalties revenues which include Publisher royalties and merchant license fees. Revenues from software products during the second quarter of 1998 were 43% of total revenues while royalty revenues were 31% of total revenues. During the second quarter of 1998, software product revenues were attributable to the licensing of the Company's Transact product, compared to the second quarter of 1997 when software product revenues were attributable to the licensing of the Company's Axcess product to Raptor Systems Inc.. Royalty revenues for the second quarter of 1998 consisted principally of merchant license fees.

  Product revenues were $23,430 or 74% of total revenues for the six months ended June 30, 1998 compared to $21,489 or 80% of total revenues for the six months ended June 30,1997. During the first six months of 1997 the Company's revenues from its products to Raptor were approximately $4,200. The total value of the contract with Raptor was approximately $6,000. In addition, during the first six months of 1997 the Company recorded product and royalty revenues of $17,289 from Transact, SecureLink, and the Folio product suite, which was acquired in March 1997.

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

  Cost of service revenues increased to $3,503 for the three months ended June 30, 1998 from $2,400 for the three months ended June 30, 1997. Cost of service revenues was $6,409 for the six months ended June 30, 1998 compared to $4,522 for the six months ended June 30, 1997. Cost of service revenues consists primarily of personnel and related costs incurred in providing development, consulting and other technical services to customers. The increase was primarily attributable to costs associated with the higher service revenues as well as the planned expansion of the Company's consulting business. The decrease of approximately 3% in the gross margins on services from the three months ended June 30, 1998 compared to the same period of the prior year was primarily attributable to lower utilization rates from the Company's consulting business during the period. The lower utilization rates were due principally to the investments made during the three and six months of 1998 to expand the consulting business. Management believes these margins will increase over the next six months as utilization rates improve.


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

Restatement of June 30, 1998 Financial Statements

  In March 1999, the Company restated its June 30, 1998 and September 30, 1998 financial statements to reflect a change for the purchase price allocation related to the 1998 acquisition of ICentral and the related amortization of intangibles. This adjustment decreased the amount previously allocated to in-process technology by $5,100, which has been capitalized as developed technology and goodwill and will be amortized on a straight-line basis over five years.
The restatement was the result of concerns presented by the Securities and Exchange Commission (SEC) regarding the valuation methodology used for the determination of charges for acquired in-process research and development costs. The Company believes that its periodic reports filed June 30, 1998 and September 30, 1998, which included such charges related to the acquisition costs for ICentral, were made in accordance with generally accepted accounting principles and established industry practices at the time. In addition, the valuation of the acquired in-process research and development was supported by an independent valuation by Arthur Andersen LLP.

  The Company has not been contacted by the SEC regarding its valuation methodology. However, in response to the SEC's new guidelines, the Company has decided to proactively move to the new valuation methodology for its 1998 acquisition of ICentral. Therefore, the Company expensed $5,700 to in-process research and development in the second quarter of 1998, capitalized $6,300 of developed technology and goodwill, and amortized the developed technology and goodwill over the 5-year estimated useful life.

The following table presents the net loss and net loss per share as originally reported and as restated:

-----------------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                           Six Months Ended
                                                  June 30, 1998                               June 30, 1998
                                  -------------------------------------------------------------------------------------------
                                         As reported           As restated            As reported            As restated
                                  -------------------------------------------------------------------------------------------
Net loss                                   $(16,045)             $(11,115)              $(21,894)               $(16,964)
Net loss per share                         $  (0.49)             $  (0.34)              $  (0.68)               $  (0.53)
-----------------------------------------------------------------------------------------------------------------------------

Liquidity and Capital Resources

  At June 30, 1998, the Company had $23,223 in cash, cash equivalents and marketable securities; a decrease of $7,415 from December 31, 1997 the decrease was primarily due to funding of operations.

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

  The Company's financing activities provided cash and cash equivalents of approximately $12,318 and $564 for the six months ended June 30, 1998 and 1997, respectively. During the first six months of 1998, the Company received proceeds of 5,000 from Intel for the private sale of equity securities and proceeds of $2,074 from the exercise of stock options and stock purchases under the Company's Employee Stock Purchase Plan. The Company repaid $5,000 of the note payable issued to Reed Elsevier in 1997 in connection with the Folio acquisition with a $1,818 cash payment and the balance of $3,182 was settled by the issuance of common stock.

  The Company has an unsecured bank credit facility, which provides up to $15,000 in financing. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bears interest at the prime lending rate (8.5% at June 30, 1998). The Company is required to comply with certain restrictive covenants under this agreement. During the six months of 1998 the Company increase its borrowings under this facility to $9,150 and at June 30, 1998 there was $5,850 remaining under this facility.

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

Restatement of June 30, 1998 and September 30, 1998 Financial Statements

     In March 1999, the Company restated its June 30, 1998, and September 30, 1998 financial statements to reflect a change in the accounting treatment of the Company's acquisition of ICentral. The restatement was the result of concerns presented by the Securities and Exchange Commission (SEC) regarding the valuation methodology used for the determination of charges for acquired in-process research and development costs. The Company believes that its periodic reports filed June 30, 1998 and September 30, 1998, which included such charges related to the acquisition costs for ICentral, were made in accordance with generally accepted accounting principles and established industry practices at the time. In addition, these periodic reports were supported by an independent valuation by Arthur Andersen, LLP.

     The Company has not been contacted by the SEC regarding its valuation methodology. However, in response to the SEC's new guidelines, the Company has decided to proactively move to the new valuation methodology for its 1998 acquisition of ICentral. The June 30, 1998 restatement consisted of a decrease of $5,100 in acquired in-process research and development expenses related to the ICentral acquisition that resulted in a net loss for the 3-month and 6-month periods of $11,015 and $16,730, respectively.

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

Fluctuations in Quarterly Operating Results

     The Company's expense levels are fixed in advance and based in part on its expectations as to future revenues. Quarterly sales and operating results will generally depend on the volume and timing of orders received within the quarter. The Company may be unable to adjust spending in a timely manner to compensate for unexpected revenue shortfalls. The Company expects in the future to experience significant fluctuations in quarterly operating results that may be caused by many factors, including among other things, the number, timing and significance of product enhancements and new product announcements by the Company or its competitors, the length of the Company's sales cycle, market acceptance of and demand for the Company's products, the pace of development of electronic commerce conducted on the Internet, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, nonrenewal of service agreements, software defects and other product quality problems, the Company's ability to attract and retain key personnel, the extent of international sales, changes in the level of operating expenses and general economic conditions. As a result, the Company's operating results in future quarters may be below the expectations of market analysts and investors.

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

ITEM 3. Defaults Upon Senior Securities.

          None

ITEM 4. Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Stockholders held on May 20, 1998, the following proposals were adopted by the vote specified below:

Proposal                                                   For              Against         Abstain      Broker Nonvotes
(1).To elect two Class II Directors:

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

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit 27  Financial Data Schedule

         (b) During the second quarter of 1998, the Company filed the following reports on Form 8-K:

              (1) On April 30, 1998, the Company acquired all of the outstanding shares of capital stock of ICentral, Incorporated (ICentral) based in Provo, Utah. ICentral specializes in Internet store-building products geared to small and medium-sized businesses. As payment of the purchase price, the Company (1) issued an aggregate of approximately 480,140 shares of the Common Stock of the Company, (2) made a cash payment of $720 to the former stockholders of ICentral. The value of the shares of the Company's Common Stock issued in connection with the acquisition was approximately $10,000 based on a weighted average market price, as defined. In addition, in connection with this acquisition, the Company entered into employment agreements with certain key employees of ICentral under which the Company agreed to pay bonuses in an aggregate amount of $1,000, depending on certain future events, as defined.

              (2) On June 4, 1998, the Company announced that Intel Corporation had made an investment in the Company, purchasing 335,852 unregistered shares of the Company's Common Stock for an aggregate purchase price of $5,000. In addition, the Company plans to port its Transact software to Intel Pentium II-based servers running Windows NT and Intel's next-generation IA-64 processor. The estimated costs of $1,000 million associated with the port will be expensed as incurred with a completion of the IA-64 version expected at the time of the release of Intel's next-generation IA-64 processor. The two companies also plan to collaborate on joint marketing activities.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   OPEN MARKET, INC.
                                   (Registrant)



Date: March 31, 1999               By:  /s/ Gary B. Eichhorn
                                       ------------------------
                                       Gary B. Eichhorn
                                       Chief Executive Officer



Date: March 31, 1999               By:  /s/ Regina O. Sommer
                                       --------------------
                                       Regina O. Sommer,
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Principal financial and accounting
                                       officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.              Description                                Page
-----------              -----------                                ----

   27               Financial Data Schedule (EDGAR)                   27