Form 10-Q/A
period 1998-09-30
OPEN MARKET INC
filed 1999-03-31
CIK 926019

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------
                                  FORM 10-Q/A
                              -------------------

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

                               OPEN MARKET, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

    Consolidated Balance Sheets as of September 30, 1998 (as restated)
        and December 31, 1997.                                                3

    Consolidated Statements of Operations for the three and nine months
        ended September 30, 1998 (as restated) and 1997.                      4

    Consolidated Statements of Cash Flows for the nine months ended
        September 30, 1998 (as restated) and 1997.                            5

    Notes to Consolidated Financial Statements                                6

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               12


ITEM 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                                      23

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   23

ITEM 2.  Changes in Securities and Use of Proceeds                           23

ITEM 3.  Defaults Upon Senior Securities                                     23

ITEM 4.  Submission of Matters to a Vote of Security Holders                 23

ITEM 5.  Other Information                                                   23

ITEM 6.  Exhibits and Reports on Form 8-K                                    23

SIGNATURES                                                                   24

EXHIBIT INDEX                                                                25

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
                               OPEN MARKET, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                                                               September 30,       December 31,
                                                                                   1998                1997
                                                                               -------------       ------------
ASSETS                                                                         (As Restated)
Current assets:
  Cash and cash equivalents                                                        $  14,299         $  19,666
  Marketable securities                                                               26,618            10,972
  Accounts receivable, net of allowances
   of $1,761 and $1,470, respectively                                                 25,776            23,102
  Loan to founder                                                                          -               993
  Prepaid expenses and other current assets                                            2,032             1,423
                                                                               -------------      ------------
     Total current assets                                                             68,725            56,156
                                                                               -------------      ------------

Property, plant and equipment, at cost:
  Computers and office equipment                                                      14,848            12,129
  Furniture and fixtures                                                               2,092               812
  Construction in progress                                                                 -             3,300
  Leasehold improvements                                                               5,475             1,072
  Land and building                                                                    4,200             4,200
                                                                               -------------      ------------
                                                                                      26,615            21,513
  Less: Accumulated depreciation and amortization                                     10,028             6,356
                                                                               -------------      ------------
                                                                                      16,587            15,157

Intangible assets, net (Note 3)                                                       12,348             7,787
Other assets                                                                           1,957             1,774
                                                                               -------------      ------------
   Total Assets                                                                    $  99,617         $  80,874
                                                                               =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                   $  10,500         $   5,168
  Accounts payable                                                                     3,576             3,268
  Note payable (Note 3)                                                                5,000            10,000
  Accrued expenses                                                                    12,729            14,440
  Deferred revenues                                                                    4,644             4,390
  Current maturities of long-term obligations                                            116                50
                                                                               -------------      ------------
     Total current liabilities                                                        36,565            37,316
                                                                               -------------      ------------
Long-term obligations, net of current maturities                                       2,798                99
Stockholders' equity:
  Preferred stock, $.10 par value -
   Authorized - 2,000,000 shares;
   Issued and outstanding  none                                                            -                 -
  Common stock, $.001 par value -
   Authorized - 100,000,000 shares;
   Issued and outstanding  34,994,321 shares and 30,970,791 shares at
    September 30, 1998 and December 31, 1997, respectively                                34                31
  Additional paid-in capital                                                         184,906           137,427
  Deferred compensation                                                                 (192)             (275)
  Other equity (Note 3)                                                                    -             6,920
  Accumulated deficit                                                               (124,494)         (100,644)
                                                                               -------------      ------------
   Total stockholders' equity                                                         60,254            43,459
                                                                               -------------      ------------
   Total Liabilities and Stockholder's Equity                                      $  99,617         $  80,874
                                                                               =============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                Three Months Ended                Nine Months Ended
                                                   September 30,                     September 30,
                                          -----------------------------     ----------------------------
                                               1998              1997            1998             1997
                                          --------------     ----------     --------------     ---------
                                          (As Restated)                     (As Restated)
REVENUES:
   Product revenues                              $ 8,693        $11,859           $ 32,123      $ 33,348
   Service revenues                                5,670          3,872             13,967         9,275
                                          --------------     ----------     --------------     ---------
        Total revenues                            14,363         15,731             46,090        42,623
                                          --------------     ----------     --------------     ---------

COST OF REVENUES:
   Product revenues                                  702            468              2,044         1,973
   Service revenues                                3,850          2,294             10,259         6,815
                                          --------------     ----------     --------------     ---------
        Total cost of revenues                     4,552          2,762             12,303         8,788
                                          --------------     ----------     --------------     ---------

                                          --------------     ----------     --------------     ---------
        Gross profit                               9,811         12,969             33,787        33,835
                                          --------------     ----------     --------------     ---------

OPERATING EXPENSES:
   Selling and marketing                           8,097          9,417             23,980        26,989
   Research and development                        5,350          7,107             18,693        19,943
   General and administrative                      3,212          3,021              9,162         8,676
   Acquired in-process research &
    development (Note 3)                               -              -              5,700        34,250

                                          --------------     ----------     --------------     ---------
Total operating expenses                          16,659         19,545             57,535        89,858
                                          --------------     ----------     --------------     ---------

                                          --------------     ----------     --------------     ---------
Loss from operations                              (6,848)        (6,576)           (23,748)      (56,023)
                                          --------------     ----------     --------------     ---------

OTHER INCOME (EXPENSE) :
    Interest Income                                  376            719                985         2,318
    Interest expense                                (312)          (287)              (849)         (557)
    Other income (expense)                            19            (95)               (52)         (180)

                                          --------------     ----------     --------------     ---------
Loss before provision for income taxes            (6,765)        (6,239)           (23,664)      (54,442)
                                          --------------     ----------     --------------     ---------

Provision for foreign income taxes                   121            133                186           584


                                          --------------     ----------     --------------     ---------
NET LOSS                                         $(6,886)       $(6,372)          $(23,850)     $(55,026)
                                          ==============     ==========     ==============     =========

NET LOSS PER SHARE  BASIC AND DILUTED
 (Note 2)                                         $(0.20)        $(0.20)            $(0.72)       $(1.79)
                                          ==============     ==========     ==============     =========

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING  -
 BASIC AND DILUTED (Note 2)                       34,323         31,476             32,945        30,798
                                          ==============     ==========     ==============     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                ----------------------------
                                                                                     1998            1997
                                                                                --------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            (As Restated)
 Net loss                                                                             $(23,850)     $(55,026)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                         3,672         2,569
   Amortization of intangible assets                                                     1,740           946
   Charge associated with acquired in-process research & development                     5,700        34,250
   Deferred Compensation                                                                   105            78
   Changes in assets and liabilities-
      Accounts receivable                                                               (5,784)       (6,185)
      Prepaid expenses and other current assets                                           (604)          489
      Accounts payable                                                                     274        (1,892)
      Accrued expenses                                                                  (2,378)        5,324
      Deferred revenues                                                                    253          (380)
                                                                                --------------   -----------
        Net cash used in operating activities                                          (20,872)      (19,827)
                                                                                --------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                             (5,059)       (2,849)
 Payment from founder on loan                                                              993             -
 (Purchase) sales of marketable securities, net                                        (15,646)       13,585
 Increase in other assets                                                                 (101)       (1,181)
 Net cash used in the purchase of ICentral                                              (1,420)            -
 Net cash acquired from the purchase of Waypoint                                             -           372
 Net cash used in the purchase of Folio                                                      -       (11,400)
                                                                                --------------   -----------
        Net cash used in investing activities                                          (21,233)       (1,473)
                                                                                --------------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Line of Credit                                                            5,331         3,700
 Payments on note payable                                                               (1,818)            -
 Proceeds from the factoring of accounts receivable                                      3,128             -
 Proceeds (payments) on long-term obligations                                            2,761           (35)
 Proceeds from issuance of common stock                                                 27,336           981
                                                                                --------------   -----------
        Net cash provided by financing activities                                       36,738         4,646
                                                                                --------------   -----------


 Net decrease in cash and cash equivalents                                              (5,367)      (16,654)

 Cash and cash equivalents, beginning of period                                         19,666        49,765
                                                                                --------------   -----------
 Cash and cash equivalents, end of period                                             $ 14,299      $ 33,111
                                                                                --------------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid during the period                                                      $  1,212      $     25
                                                                                ==============   ===========
 Taxes paid during the period                                                         $     48      $    143
                                                                                ==============   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
In connection with the acquisition of ICentral (see Note 3), the following non-cash transaction occurred:
   Fair value of assets acquired                                                      $ 12,086             -
   Liabilities assumed                                                                    (666)            -
   Issuance of common stock                                                            (10,000)            -
                                                                                --------------   -----------
   Cash paid for acquisition and acquisition costs                                    $  1,420      $      -
                                                                                ==============   ===========

In connection with the acquisition of Waypoint (see Note 3), the following non-cash transaction occurred:
   Fair value of assets acquired                                                      $      -      $  9,922
   Liabilities assumed                                                                       -          (156)
   Issuance of common stock                                                                  -        (9,548)
   Cash acquired                                                                             -          (590)
                                                                                --------------   -----------
   Cash acquired in acquisition, net of acquisition costs                             $      -      $   (372)
                                                                                ==============   ===========


In connection with the acquisition of Folio (see Note 3), the following non-cash transaction occurred:
   Fair value of assets acquired                                                      $      -      $ 45,512
   Liabilities assumed                                                                       -        (5,682)
   Issuance of common stock                                                                  -       (18,430)
   Issuance of note payable                                                                  -       (10,000)
   Issuance of common stock for repayment of note payable                               (3,182)            -
   Issuance of common stock for repayment of note payable                                5,000             -
                                                                                --------------   -----------
   Cash paid for acquisition and acquisition costs                                    $  1,818      $ 11,400
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

     In March 1999, the Company restated its June 30, 1998 and September 30, 1998 financial statements to reflect a change for the purchase price allocation related to the 1998 acquisition of ICentral and the related amortization of intangibles. Such restatement resulted in an increase in net loss of $255 for the three months ended September 30, 1998 and a decrease in net loss of $4,675 for the nine months ended September 30, 1998 (see Note 9).


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

(in thousands, except                   Three Months Ended                    Nine Months Ended
per share data)              ---------------------------------------------------------------------------
                              September 30,       September 30,      September 30,          September 30,
                                  1998               1997                1998                   1997
                               As Restated                            As Restated
--------------------------------------------------------------------------------------------------------
Net loss                        $(6,886)           $(6,372)           $(23,850)               $(55,026)
--------------------------------------------------------------------------------------------------------
Net loss per common share -
  basic and diluted             $ (0.20)           $ (0.20)           $  (0.72)               $  (1.79)
--------------------------------------------------------------------------------------------------------
Weighted average common
 shares outstanding  basic
 and diluted                     34,323             31,476              32,945                  30,798
--------------------------------------------------------------------------------------------------------
Antidilutive securities that
 were not included common
 stock options                    7,318              6,399               7,318                   6,399
---------------------------------------------------------------------------------------------------------

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

     The aggregate purchase price of $12,086 consisted of the following:

          Description                   Amount
          ------------------------  ---------------
          Common stock                      $10,000
          Cash                                  720
          Assumed liabilities                   666
          Acquisition costs                     700
                                         ----------
          Total purchase price:             $12,086
                                         ==========

     The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has preliminarily been allocated as follows:

       Description                               Amount
       ---------------------------------         -------------------
       Current assets                                        $    86
       Other acquired intangible assets                        6,300
       In-process research & development                       5,700
                                                         -----------
       Total assets acquired:                                $12,086
                                                         ===========

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

     The aggregate purchase price of $9,922 consisted of the following:

               Description                          Amount
               ----------------------        ------------------
               Common stock                              $9,548
               Assumed liabilities                          156
               Acquisition costs                            218
                                                     ----------
               Total purchase price:                     $9,922
                                                     ==========

     The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has been allocated as follows:

      Description                                     Amount
      -----------------------------------------   ---------------
      Current assets                                       $  590
      Property, plant and equipment                            76
      Other assets                                              6
      In-process research & development                     9,250
                                                        ---------
      Total assets acquired:                               $9,922
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

  The aggregate purchase price of $45,512 consisted of the following:

             Description                    Amount
             ----------------------    ------------------
             Common stock                   $21,612
             Cash paid                       11,818
             Note payable                     5,000
             Assumed liabilities              5,682
             Acquisition costs                1,400
                                         --------------
             Total purchase price:          $45,512
                                         ==============

     The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has been allocated as follows:

     Description                              Amount
     -----------------                 ------------------
     Current assets                           $ 4,729
     Property, plant and equipment              6,605
     Other assets                                  41
     In-process research & development         25,000
     Other acquired intangible assets           9,137
                                           ------------
     Total assets acquired:                   $45,512
                                           ============

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


  (d) Pro Forma Results of Operations

     The following unaudited pro forma combined results of operations of the Company assume that the Waypoint and Folio acquisitions were completed on January 1, 1997. (in thousands, except per share data):

                                                    For the nine months ended
                                                       September 30, 1997
                                                   --------------------------
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

9.  Restatement of September 30, 1998 Financial Statements

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

The following table presents the net loss and net loss per share as originally reported and as restated:



-----------------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                             Nine Months Ended
                                                September 30, 1998                            September 30, 1998
                                  -------------------------------------------------------------------------------------------
                                         As reported           As restated            As reported            As restated
                                  -------------------------------------------------------------------------------------------
Net loss                                  $(6,631)              $(6,886)               $(28,525)               $(23,850)
Net loss per share                        $ (0.19)              $ (0.20)               $  (0.87)               $  (0.72)
-----------------------------------------------------------------------------------------------------------------------------

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

  In March 1999, the Company restated its June 30, 1998 and September 30, 1998 financial statements to reflect a change for the purchase price allocation related to the 1998 acquisition of ICentral and the related amortization of intangibles. Such restatement resulted in an increase in net loss of $255 for the three months ended September 30, 1998 and a decrease in net loss of $4,675 for the nine months ended September 30, 1998 (see Note 9).

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

Restatement of September 30, 1998 Financial Statements

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

The following table presents the net loss and net loss per share as originally reported and as restated:

-----------------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                             Nine Months Ended
                                                September 30, 1998                            September 30, 1998
                                  -------------------------------------------------------------------------------------------
                                         As reported           As restated            As reported            As restated
                                  -------------------------------------------------------------------------------------------
Net loss                                  $(6,631)              $(6,886)              $(28,525)               $(23,850)
Net loss per share                        $ (0.19)              $ (0.20)              $  (0.87)               $  (0.72)
-----------------------------------------------------------------------------------------------------------------------------

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

          None

ITEM 5. Other Information  Stockholder Proposals for 1999 Annual Meeting

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

                                   OPEN MARKET, INC.
                                     (Registrant)



Date: March 31, 1999         By:   /s/ Gary Eichhorn
                                  --------------------------
                                  Gary Eichhorn
                                  Chief Executive Officer


Date: March 31, 1999         By:   /s/ Regina O. Sommer
                                  --------------------------
                                  Regina O. Sommer,
                                  Senior Vice President and Chief
                                  Financial Officer
                                  (Principal financial and accounting officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                  Description                Page
-----------                  -----------                ----

   27              Financial Data Schedule (EDGAR)       26