Form 10-K
period 1998-12-31
OPEN MARKET INC
filed 1999-03-31
CIK 926019

TO OUR SHAREHOLDERS, CUSTOMERS, PARTNERS AND EMPLOYEES:

1998 was an important building year for Open Market. In the midst of a turbulent market environment, we had a number of key accomplishments that extend our position as a leader in Internet Commerce software. We remain committed to achieve more significant growth and to create improved shareholder value.

I'd like to address four areas in this letter: a closer look at our financial results - both revenue and expenses, a review of our developments in products and services, the progress we have made in expanding our lead in working with the blue chip customers and partners in Internet Commerce, and finally a look ahead at our vision for the future.

Financial Results:

First, let me address revenue growth. The Company's total revenue in 1998 does not tell the whole story of the growth of our business. Overall, 1998 revenue
was $62 million representing modest revenue growth from 1997.   We made a
decision to focus the business in 1998 entirely on commerce, and to discontinue our business in enterprise security software, general-purpose web servers and
desktop applications servers.   The revenue in 1997 from these discontinued
operations was approximately $10 million. Therefore, actual revenue from continuing operations grew 20% year over year. In addition, the Company saw excellent growth from the commerce business. We believe this narrower focus was the right thing to do for the Company going forward.

The Company also achieved a balance between its expenses and the slower revenue growth that was impacted by the timing of the market evolution. We managed our cash position while continuing to invest in key areas of sales and research and development. Losses from operations narrowed throughout the year from $5.8 million in Q1 1998 to $4.6 million in Q4 1998.

Products and Services

The key to our ability to achieve continued leadership is the strength of our technology and service offerings. In 1998 we extended our leadership in this area by announcing significant new and enhanced products across our entire product family.

We completed a major new release of our flagship Transact software, the marketplace's pre-eminent, 4th generation, robust, Internet order management package. This effort, which took over two years, created a modern, open platform for commerce, while building on the knowledge that we have obtained from almost five years of experience in supplying software to some of the most demanding commerce sites on the Internet, including: AT&T, Consumer Reports, Time Warner's Pathfinder, AOL, Real Networks, Milacron and Acer America.

Also in 1998, we completed another major development project, the transformation of the Folio technology to an Internet-based product line, LivePublish and SecurePublish. This two-year effort captured the unique functionality of Folio 4 and extended it for use in publishing high value content on the Internet. Folio 4 is one of the most popular CD-ROM publishing software products.

We also announced new versions of our enterprise strength catalog product, LiveCommerce, and -- through acquiring ICentral -- added a new member to the product family, ShopSite, to make it easier for small to medium-sized businesses to easily create on-line stores. This product gained tremendous traction in the marketplace, with over 80 ISPs serving as resellers by the end of 1998 and many thousands of licenses sold. In fact, at the end of 1998, Open Market had sold approximately 11,900 licenses to businesses. This figure includes ShopSite and Transact merchant licenses and Transact and LiveCommerce enterprise licenses.

Open Market also received three very important patents in 1998. These patents covered key areas of Internet Commerce, including the use of shopping carts on the Internet, real time payment, session identifiers and our unique distributed
commerce architecture.   Our intellectual property is one of our greatest assets
and underscores our technology leadership.

In addition to developing and strengthening our products, we also grew our professional services organization. Revenue in this area increased 70 percent over 1997. Our professional services organization is working closely with our Professional Services Partners to provide more complete solutions to our customers. We are pleased to be working with leading partners such as Deloitte & Touche, PriceWaterhouseCoopers, Cambridge Technology Partners, iXL and others in this area.

Customers:

Ultimately, the success of our Company, as with any company, is tied to the success of our customers. In 1998 we extended our lead in working with the most innovative customers in Internet Commerce around the globe. Open Market's customers and partners are a Who's Who list of businesses that are successfully embracing the Internet.

In total, thousands of companies use Open Market technology in eighteen different countries around the world. More than 700 publishers publish millions
of titles using our Folio technology.   The top ten commercial publishers use
our software to manage and distribute their information assets. Five of the top fifteen destination sites are conducting commerce using Open Market's technology, including Lycos,

AOL, Time Inc.'s Pathfinder site, and RealNetworks. Five of the top six subscription sites take advantage of Open Market technology, including Consumer Reports, Standard & Poor's Personal Wealth, Business Week, and Playboy. Finally, eleven of the world's top fourteen national telephone companies are offering commerce service based on Open Market technology, including AT&T, Bell Emergis, France Telecom, NTT and SBC.

An Exciting Future

Although the market for Internet commerce is still in an early stage, perhaps the most telling sign that Internet Commerce is becoming mainstream was the 1998 "e-Christmas" season. Almost overnight, on every news show and in conversations everywhere, people were talking about buying on the Internet, and they bought in record numbers.

There were two very good signs for Open Market from e-Christmas. First, we believe that the growing popularity of the Internet for commerce from certain high profile companies will spur others to make the decision to seriously invest in the Internet as a channel for their company.

Second, and equally important, more and more companies are realizing that Internet Commerce needs to be a mainstream program, not an activity off to the side. They are recognizing that they need robust, industrial strength software for their commerce initiatives. Open Market is uniquely positioned to provide
these enterprise class solutions.   As the market matures, and it is doing so at
a rapid rate, our key competitive advantage; complete, highly functional and
scalable solutions for Internet commerce have a bright future.   Our vision for
the future is to extend our product lines and provide a way for all of our individual commerce customers to become linked together in the world's largest open commerce network.

All of us at Open Market are excited about the opportunity ahead to extend our leadership and enter into a new era of growth for our Company. In doing so, we are committed to the goal of maximizing shareholder value. Finally, we appreciate the support from all of the members of the Open Market family: our dedicated and hard-working employees, our customers, our partners and our shareholders.



                                      Gary B. Eichhorn
                                      President and Chief Executive Officer

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

                                     None
                               (Title of class)

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                               ----------------
                         Common Stock, $.001 par value
                        Preferred Stock Purchase Rights

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 26, 1999, the aggregate market value of the Registrant's voting securities held by non-affiliates of the Registrant was approximately $365,445,119.

  As of February 26, 1999, 35,515,694 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

  Portions of the Proxy Statement for the Annual Meeting of Stockholders expected to be held in May 1999 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               Table of Contents

                                     PART I

1. Business...............................................................  3

2. Properties.............................................................  12

3. Legal proceedings......................................................  12

4. Submission of matters to a vote of security holders....................  12

                                    PART II

5. Market for the Registrant's Common Equity and related Stockholder
   Matters................................................................  13

6. Selected Financial Data................................................  14

7. Management's Discussion and Analysis of Financial Condition And Results
   of Operations..........................................................  15

7A. Quantitative and Qualitative Disclosure About Market Risk.............  29

8. Consolidated Financial Statements and Supplementary Data...............  30

9. Changes in and Disagreements with Accounting and Financial Disclosure..  30



                                    PART III

10. Directors and Executive Officers of the Registrant....................  54

11. Executive Compensation................................................  55

12. Security Ownership of Certain Beneficial Owners and Management........  55

13. Certain Relationships and Related Transactions........................  55


                                    PART IV

14. Exhibits and Reports on Form 8K.......................................  56

                                    PART I

Item 1. BUSINESS

  Open Market, Inc. ("Open Market" or the "Company") develops, markets, licenses and supports a family of application software products that allow its customers to engage in business-to-business and business-to-consumer Internet commerce, information commerce and commercial publishing. Open Market's software includes a wide spectrum of functionality required to effectively conduct business on the Internet, allowing companies to attract customers to their Web sites, interest them in acting upon an offer, complete a transaction and service them once a transaction has been completed.

Industry Background

  The Internet and the World Wide Web have significantly altered the business environment for companies of all sizes within every industry. For the first time, businesses can reach buyers and buyers can reach businesses with immediacy and efficiency and with few constraints. The changes introduced by this new commercial medium will encourage most companies to take advantage of it or be threatened by competitors more adept at exploiting it.

  Over the last six years, business use of the Internet has progressed in stages. The focus in 1994 and 1995 was on communication--providing Web access to users and using the Net to enhance the flow of information. Recognizing that prospective buyers were becoming "wired", companies turned next to establishing a business presence on the Web. The focus during this stage began with Web site content creation and now encompasses unique capabilities of the medium including personalization, electronic communities and interactive marketing. Having established an electronic presence and reached potential buyers, businesses are moving to the next stage--commerce.

  The Company believes that this trend towards Internet commerce will continue to accelerate in 1999 and 2000 and that it will be applicable to the sellers of both "hard goods" products and services as well as the sellers of "soft goods" products, such as software and reference information. With regard to the longer-term opportunity, industry analysts such as Forrester Research currently project U.S. business on the Internet will grow from $43 billion in 1998 to $1.3 trillion in 2003. Open Market believes it is well positioned to take advantage of this fast-growing segment.

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

  Open Market's products are based upon its distinctive SecureLink(TM) architecture that addresses the unique requirements of doing business over the Web. SecureLink provides a selling company with the freedom to establish its electronic presence using virtually any system platform, any Web server software and any authoring software or data repository. Similarly, SecureLink imposes few constraints on buyers, allowing them to make purchases from virtually any Web-enabled client. SecureLink also functions over the established Web communications infrastructure including firewalls and proxy servers.

Strategy

  The Company's objective is to be a leading supplier of comprehensive, packaged application software for Internet commerce, information commerce and commercial publishing. To achieve this objective, the Company is pursuing the following strategies:

 Broadly establish the premise that Internet commerce requires much more than payment processing

  Open Market believes that the Internet significantly alters the business environment for companies of all sizes within every industry. In order for Internet commerce strategies to be successful, Open Market believes that comprehensive business applications with significantly more functionality than just payment processing are required. Today, the successful leaders of Internet commerce offer comprehensive, online order management, which usually includes the capability to capture orders (item, price, tax and shipping costs), process orders (authenticating buyers, determining form of payment, processing payment and addressing fulfillment) and service orders online (order and shipment status, transaction statements and customer service).

 Provide comprehensive solutions utilizing packaged application software and best-in-class services

  The Company expects that the market for Internet commerce solutions will move in favor of comprehensive, packaged applications. Such solutions usually offer a faster time to market and therefore, inherently provide a faster time to profitability. As in any maturing market, the natural evolution is from customized to off-the-shelf solutions. A complete suite of services will be a critical component of the ultimate success for Internet commerce customers. The Company's product and services offerings are marketplace-driven and reflect the best practices of customers that have been at the forefront of Internet commerce.

 Provide robust, end-to-end solutions in key markets

  Open Market has recognized that in certain markets such as manufacturing and distribution and information commerce, its competitive position is greatly enhanced by offering a robust, end-to-end solution. In 1997, the Company acquired two businesses that complement its business-to-business and information commerce solutions. These acquisitions resulted in the introduction of the Company's LiveCommerce(TM) Internet catalog product and deeper integration between the Folio product suite and Transact(TM). In May of 1998, Open Market acquired ICentral, the developer of ShopSite(TM), industry-leading software which enables businesses to establish a commercial web presence quickly and affordably. The acquisition of ICentral enabled Open Market to provide a complete solution to small and medium-sized businesses through its commerce service provider channel. The Company continues to evaluate opportunities for relationships with companies who offer complementary products, as well as potential technology acquisitions, in order to round out its solutions in these and other key markets.

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

 Leverage the Company's established direct and indirect distribution channels

  Over the last four years, the Company made significant investments to establish global direct and indirect distribution channels. The Company increased its direct field-based sales force to 65 people worldwide and believes that its seasoned team of sales professionals has the depth of experience required for solution selling. In addition, the Company has developed cooperative partnerships worldwide with Internet technology vendors and systems integrators. Many of these companies, including Commerce Service Providers ("CSPs"), help to extend the Company's sales and support infrastructure, its post-sales implementation capabilities and market awareness for its products.

 Provide global business solutions

  Open Market believes that the Internet opens up a global market to businesses of all sizes located anywhere in the world. Consequently, the Company has invested significantly in an infrastructure designed to offer comprehensive services outside of the United States. For example, since February 1997, it has operated a fully staffed Technical Support and Professional Services center in the Netherlands. In addition, the Company began localization of its software products in 1997 and continued to make localization a high priority in 1998. The Company has established partnerships with several of the leading distributors around the world, including Mitsubishi Electronic Information Network Corporation, Komatsu Soft and Fujitsu Corporation in Japan, LG Software in Korea and Pernec Technologies in Malaysia.

 Leverage the Company's intellectual property

  The Company believes that its intellectual property provides Open Market with a significant strategic advantage. The issuance of three patents to the Company in the first quarter of 1998 by the United States Patent and Trademark Office is of significant importance to Open Market. The patents improve the Company's ability to defend its market position and enhance the Company's ability to sell products based on such patents which include: Transact, LiveCommerce, ShopSite and the Folio(R) suite of products. Open Market intends to make the technology covered by these patents broadly available and to encourage the continued rapid evolution of commerce over the Web.

Products and Services

 Software Products

  Open Market has developed a comprehensive, integrated family of software products, which include Transact, LiveCommerce, ShopSite and the Folio product suite.

  Transact

  Transact performs comprehensive order management for Internet commerce, including capturing of orders, with information such as item, price, tax and shipping costs, processing orders by authenticating buyers, determining form of payment, processing payment and addressing fulfillment and servicing orders online by providing order and shipment status, transaction statements and customer service.

  Transact was first deployed in October 1994 and was commercially released in May 1996. The fourth version of Transact became available in the first half of 1998. This version represents a significant re-architecture of the product and incorporates the combined best practices from the Company's established customer base. Its capabilities include:

  . Analysis and Profiling--Transact's integrated database enables analysis of sales, buyer behaviors and buyer profiles. It allows assessment of the effectiveness of advertisements, special offers and other promotions. It stores information needed to identify and target specific groups of customers.

  . Demand Generation--Transact's digital offers and digital coupons allow merchants to use a variety of digital media, including the Web, e-mail, "push" technology and CD-ROM, to distribute special offers and discounts that attract target customers to their Web sites.

  . Order Management--Transact provides for the secure, online capture of orders and validation of payment and address. Transact can perform fraud detection and check inventory before accepting orders and also supports partial shipments and back orders.

  . Fulfillment--Transact supports the offering of physical goods, digital goods and subscriptions. Transact provides notification when an order is placed via an interface to enterprise systems, via a fax, an e-mail, or a secure Web page. As an order is processed, the customer is notified and the online status of its order is updated. For digital goods, such as software and information, Transact provides customers with a secure, self-service download facility.

  . Payment--Transact supports multiple types of payment. In addition to purchase orders, credit cards, procurement cards, micro-transactions and Secure Electronic Transactions ("SET"), the system can also support debit cards, smart cards, frequent buyer points and other payment types. Transact performs real-time authorization requests and automatic settlement. It supports automatic subscription renewals and partial billing and credits with payment reauthorization.

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

  Transact is sold to two types of customers: (1) corporate customers who use the product for their own Web-based business activities and (2) CSPs who use the product to provide Internet commerce transaction capabilities to their customers. Corporate customers include Ingram, Acer America, Milacron, Standard & Poors, Tribune Company, USA Today and Business Week. Transact runs on high-end UNIX systems and the Company expects to port the software to the NT/Intel platform sometime in the second half of 1999.

  CSPs include many of the world's largest telecommunications companies, such as AT&T (which has been using Transact for more than two years as the core of its SecureBuy service), Cable & Wireless, France Telecom, Swiss PTT and Nippon Telegraph & Telephone. Barclay's Bank and First Union are among the banks and other financial services firms that serve as CSPs using Transact. As of December 31, 1998, more than fifty CSPs have purchased Open Market software.

  LiveCommerce

  In September 1997, Open Market introduced LiveCommerce, an application that allows manufacturers, distributors and retailers to create and manage large catalogs on the Web. Customers include C&K Components and Milacron. In combination with Transact, LiveCommerce represents a comprehensive Internet commerce solution for both large retailers and industrial manufacturers in industries such as scientific equipment, computers, office supplies, replacement parts and electronic components. The Company shipped Version 1.0 of LiveCommerce in October 1997 and Version 2.0 in 1998.

  ShopSite

  Open Market's ShopSite product is a browser-based, easy-to-use, store-building product targeted to the needs of small businesses. ShopSite simplifies the process of setting up an online catalog with easy-to-use features, such as store design wizard, context-sensitive help, and a fill-in-the-blank interface. In as few as fifteen minutes, a non-programmer can set up a fully functioning online store--without installing anything on a local machine. In addition, ShopSite users can seamlessly tie to Open Market's Transact through a commerce service provider. Over 80 service providers offer the Shopsite products, including Best Internet, Anaserve, Netcom, Hiway Technologies and Infinet. The ShopSite product was acquired in the Company's acquisition of ICentral in May of 1998. In October of 1998, the Company introduced ShopSite TX, which combines a quick, easy and inexpensive storefront with the Internet commerce infrastructure of Transact.

  Folio Products

  Open Market's Folio products allow publishers to make information available electronically on either CD-ROM or the Internet. The products were developed by Folio Corporation, which Open Market acquired in March

1997. The products are widely used by commercial publishers selling business-critical information to industries such as tax, legal, accounting, banking and insurance.

  Open Market's Folio products include:

  . Folio(R) Builder--helps automate the process of gathering information from multiple sources and formats into a single, secure repository, the Folio infobase, for easy distribution and maintenance.

  . Folio SiteDirector(TM)--reduces the effort required to manage and distribute information over an intranet, extranet and the Internet. It is an application that converts Folio infobases to HTML and delivers information, on demand, to Web browsers.

  . Folio VIEWS(R)--helps users easily find their way through information collections that are hundreds of megabytes in size. Features such as sophisticated, near-instantaneous searching, custom query templates, highlighters, sticky notes and bookmarks make even the largest reference collections seem friendly and familiar.

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

  . LivePublish(TM) and SecurePublish(TM)--addresses the publishing, rights management and information commerce needs of the information publishing industry. Introduced in November of 1998, LivePublish(TM) and SecurePublish(TM) are the next generation of products in Open Market's Folio information publishing product suite. LivePublish is a comprehensive, enterprise-strength product for the production and secure delivery of information via the Web including the public Internet, intranets, and extranets. SecurePublish is an intranet subscription server and logging system that enables publishers and corporate intranet customers using LivePublish to negotiate contracts based on content usage, not just concurrency usage or a site license. This new solution addresses the publishing, rights management, and information commerce needs of the information publishing industry.

  The combination of the Folio product suite with Transact provides a robust, end-to-end solution for the information commerce market.

  Commercial publishing customers include Reed Elsevier, Thomson West, BNA and Wolters-Kluwer. The Folio products are also used to manage information by customers outside of the publishing industry, including Novell, KPMG, PeopleSoft and Travelers Insurance.

 Services

  Open Market believes that offering a comprehensive suite of professional services is a critical component of the ultimate success of its customers. In support of this belief, the Company has invested in service program development and worldwide delivery capabilities. Open Market offers a full suite of services to its customers, including Maintenance and Technical Support, Professional Services and Education Services.

  The Company supports its products from service centers in Burlington, Massachusetts; Provo, Utah; Amsterdam, Netherlands; Sydney, Australia and Tokyo, Japan.

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

  . Solution design and implementation

  . Information management project consultation

  . Management and execution

  . Resident consulting programs for extended resource needs

  Education Services

  Open Market understands that training is essential for customers who are responsible for the management and operation of Open Market's products. Open Market's Educational Services provide its customers the training they need for all current Open Market products. Classes are held regularly at training facilities in the Open Market regional service centers. In addition, the Company offers customized training solutions onsite at the customer's own facility.

Technology

  Open Market has a differentiated set of products and services that are built upon an innovative product architecture, a fully integrated approach to security and patented technology.

 SecureLink Architecture

  Open Market's products are based upon its distinctive SecureLink architecture, which addresses the unique requirements of doing business over the Web. SecureLink provides a selling company the freedom to establish its electronic presence using virtually any system platform, any Web server software and any authoring software or data repository. Similarly, SecureLink imposes few constraints on buyers, allowing them to make purchases from virtually any Web-enabled client. SecureLink functions over the established Web communications infrastructure, including firewalls and proxy servers.

  The standards-based, distributed characteristic of the SecureLink architecture will become even more important with the emergence of electronic communities or destination sites. These entities will thrive by aggregating information from multiple distributed sources and unifying it within a common commercial infrastructure.

 Security in Open Market's Commerce Architecture

  Security is a primary concern for both buyers and sellers on the Internet. Although both parties want to ensure that their communications are appropriately secure, they will each have different requirements and different levels of risk tolerance for securing their communication. Some typical security concerns include privacy of the communication, authentication of the other party and integrity of the communication. Buyers and sellers may also be concerned about the storage of sensitive information, such as payment credentials, as well as the protection of this information against unauthorized users.

  Open Market's approach to security is based on four key principles:

  . Understanding the business risks and expectations for security in Internet commerce applications

  . Designing with the "whole system" in mind--a system cannot be secure if parts of it are left open

  . Incorporating the best technology components for the applications

  . Operating the system carefully--without proper operation, the best security system can be compromised.

  Open Market believes that advanced security technology is fundamental to the success of Internet commerce and consequently has made transaction and content security a key aspect of its product strategy. Since its inception, the Company has invested heavily in developing security expertise in order to provide robust, highly secure product and service offerings. These offerings are based upon the Company's flexible, multi-level security architecture, which allows customers to select the level of security appropriate for their applications. The Company intends to continue its focus on developing and enhancing its security technology.

 Product Development

  The Company believes that its future success will depend in large part on its ability to keep pace with technological developments in the marketplace and to address the increasingly sophisticated needs of its customers. Accordingly, the Company intends to expand and enhance its existing product offerings and to introduce new application products for the business-to-business and business-to-consumer Internet commerce, information commerce and commercial publishing markets. The Company's customers and partners provide significant product feedback that is channeled into product development and innovation. While the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through acquisitions. In addition, the Company has relied and will continue to rely on external relationships and development resources for development of certain of its products and product components.

  Since inception, the Company has made substantial investments in product development and related activities. As of December 31, 1998, the Company had 118 employees and independent contractors devoted to product development. The Company's research and development expenses were approximately $23 million, $27 million and $16 million in 1998, 1997 and 1996, respectively. To date, the Company has not capitalized any software development costs. The Company expects to continue to devote substantial resources to its product development activities.

Intellectual Property and Other Proprietary Rights

 Patents

  The Company relies on trademark, copyright, patent and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights.

  In 1998, the United States Patent and Trademark Office issued three patents to Open Market covering its technology that is not only core to the Company's products, but that the Company believes should have a significant impact on the industry at large.

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

  In addition to the above three patents issued in 1998, Open Market is the exclusive licensee, under a Patent and Copyright License Agreement between the Massachusetts Institute of Technology and Open Market, Inc. dated as of October 17, 1994, of rights to U.S. Patent Number 4,845,658 "Information Method and Apparatus Using Simplex and Duplex Communications" issued on July 4, 1989 (the "Broadcast Patent"). The Broadcast Patent describes a method for broadcasting digital data from a centralized data source to multiple remote sites (using systems such as satellite, cable, Internet) with user control over the data selected and stored from the broadcast data. Open Market also received a fourth patent in 1998, Patent Number 5,812,776, which covered the use of telephone numbers as URL's involving redirection by a directory server.

  Open Market continually assesses its technology for potential patent filings and has additional patent applications pending in the United States relating to the Company's product architecture and technology. While the Company believes that the pending patent applications relate to patentable inventions, there can be no assurance that any pending or future patent applications will be granted or that any issued patent relied upon by the Company in the future will not be challenged, invalidated or circumvented, or that the rights granted thereunder or under licensing agreements will provide competitive advantages to the Company. The Company believes that, due to the rapid pace of technological innovation for Internet products, its ability to establish and maintain a position of technology leadership in the industry is dependent more on the skill of its development personnel than upon the legal protections afforded its existing technology.

  The Company's success is dependent in part upon its proprietary software technology. There can be no assurance that its agreement with employees, consultants and others who participate in the development of its software will not be breached or that the Company's trade secrets will not otherwise be known to or independently developed by competitors. Furthermore, there can be no assurance that the Company's efforts to protect its proprietary technology will not fail to prevent the development and design by others of products or technology similar to or competitive with those developed by the Company.

  The Company is not aware that it is infringing on any patent or violating any other proprietary rights of any third party relating to the Company or the Company's products. However, the software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive and the outcome of such litigation is difficult to predict.

  The Company's success will depend in part on its continued ability to obtain and use licensed technology that is important to the functionality of its products. An inability to continue to procure or use such technology would likely have a material adverse effect on the Company's business, operating results, or financial condition.

Channels and Partnerships

  The Company's objective is to achieve broad market penetration by employing multiple distribution channels, including direct sales, OEMs, system integrators, independent software vendors and VARs.

  The Company has offices throughout the United States and in Canada, the United Kingdom, France, Germany, the Netherlands, Italy, Japan and Australia. It has established distribution relationships in several other countries, including Singapore, Malaysia, Korea, India, Brazil, South Africa and Israel. Augmenting the Company's direct field based sales force, which totaled 65 employees at the end of 1998, are more than 50 business partners selling solutions based on the Folio product suite. In addition, Open Market's CSPs collectively have the potential to deliver the benefits of Open Market's software to small and medium-sized businesses across the world.

Customers and Markets

  Open Market's software products are used by a variety of companies across a broad spectrum of markets, including telecommunications, financial services, industrial manufacturing and distribution, retail and commercial publishing. These businesses take advantage of Open Market's solutions either directly by deploying the software within their own enterprises, or indirectly by procuring services from commerce service providers (CSPs) running Open Market software. These CSPs offer commerce services to small and mid-sized companies that wish to outsource the cost and complexity associated with implementing and maintaining this software within their own organizations.

  CSPs include many of the world's largest telecommunications companies, such as AT&T (which has been using Transact for more than two years as the core of its SecureBuy service), France Telecom, Swiss PTT and Nippon Telegraph & Telephone. Barclay's Bank and First Union are among the banks and other financial services firms that serve as CSPs using Transact. As of December 31, 1998, more than fifty CSPs have purchased Open Market software.

  Business-to-business manufacturers and distributors use Open Market's software to conduct Internet commerce with their partners. Open Market has a comprehensive solution for business-to-business suppliers who not only want to build and manage a compelling online catalog, but who also want to sell products directly over the Internet. Some of Open Market's customers in this area include: C&K Components, Ingram Micro, Tektronix, Acer America and Milacron.

  Commercial publishers, including Reed Elsevier, Thomson West, BNA and Wolters-Kluwer, use Open Market's products to create and distribute high-value collections of professional reference information via CD-ROM and the Internet. Corporate users of professional information use the Folio product suite to customize, personalize, manage and distribute information vital to their ongoing business. Examples include Novell, KPMG, PeopleSoft and Travelers Insurance.

  The combined approach of Folio software to organize information electronically and Transact to capture the commercial value of that information comprises Open Market's end-to-end information commerce solution. For example, commercial publishers can easily combine information from disparate sources into a single, secure repository - the Folio infobase - and then publish it on the World Wide Web. Folio technology makes it possible to manage, index, search and distribute multi-gigabyte collections of free-format information. Open Market's information commerce solution enables corporate consumers of professional publishing information to search huge stores of information, find exactly what they are looking for and purchase it quickly and easily.

  With the growth of the Internet and the shift in Internet user demographics, many retailers have accelerated their move to the Internet. The business-to-consumer segment is focused on large retail and manufacturing companies that sell physical goods directly to the consumer. Large consumer companies such as Sony and USA Today are using Open Market's Transact system to handle their high-end Internet commerce needs.

  Folio products have been widely adopted across a broad spectrum of industries including commercial publishers who use Folio products to publish more than 3,200 titles containing legal, tax, accounting and banking reference material.

Competition

  The market for Internet commerce software and services is relatively new, intensely competitive, quickly evolving and subject to rapid technological change. The Company expects competition to continue to increase in the future. The Company's Internet commerce products compete with two categories of competitors. The first category is in-house custom solutions built by a company's information technology group. The second category is products and components offered by companies such as BroadVision, IBM, Intershop, InterWorld, Microsoft, Oracle and others. Some of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than those of the Company. Such competition could materially adversely affect the Company's business, operating results, or financial condition.

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

Employees

  As of December 31, 1998, the Company had 398 employees and independent contractors. Of the total employees and independent contractors, 118 were in engineering, 112 in sales and marketing, 45 in customer service, 60 in professional services and 63 in general and administration. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and management personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Item 2. PROPERTIES

  Open Market's principal offices are located in Burlington, Massachusetts and consist of approximately 120,000 square feet of office space. The Burlington facility lease expires in February 2010. The Company subleases 25,898 square feet of this space to a commercial tenant. The Company also leases approximately 81,000 square feet of office space in Cambridge, Massachusetts. This entire space was sublet in 1998 to commercial tenants for the balance of the lease term. The Company believes its existing facilities are adequate to meet its future needs.

  In addition, the Company owns and occupies a building which consists of approximately 32,000 square feet in Provo, Utah. This office space is used primarily as an engineering, marketing, sales and customer support facility for the Company's Folio and ShopSite product groups.

  The Company also has sales offices throughout the United States and in Canada, the United Kingdom, France, Germany, the Netherlands, Italy, Japan and Australia. The Company offers support services to its customers from five facilities located in Burlington, Massachusetts; Provo, Utah; Amsterdam in the Netherlands; Sydney, Australia and Tokyo, Japan.

Item 3. LEGAL PROCEEDINGS

  The Company is not engaged in any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is quoted on the Nasdaq National Market under the symbol OMKT. The following table sets forth for the periods indicated the high and low closing sales prices per share of the Company's Common Stock as reported on the Nasdaq National Market.

       Quarter Ended                                              High     Low
       -------------                                             ------- -------
      December 31, 1998......................................... $20.750 $ 5.000
      September 30, 1998........................................ $20.687 $ 8.563
      June 30, 1998............................................. $28.375 $14.125
      March 31, 1998............................................ $21.000 $ 9.500
      December 31, 1997......................................... $16.750 $ 9.313
      September 30, 1997........................................ $15.813 $ 9.625
      June 30, 1997............................................. $13.250 $ 6.625
      March 31, 1997............................................ $15.875 $ 9.000

  As of February 26, 1999, there were 418 holders of record of the Company's Common Stock.

  The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

  The selected financial data presented below for the years ended December 31, 1998, 1997 and 1996 are derived from the Company's audited consolidated financial statements. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto, included elsewhere in this report.

                                                    For the Years Ended
                                                        December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
Operating Information (In Thousands, Except
 Share and Per Share Data)
Revenues:
  Revenues...................................... $ 62,145  $ 61,260  $ 22,501
  Cost of revenues..............................   17,299    11,643     5,493
                                                 --------  --------  --------
  Gross profit..................................   44,846    49,617    17,008
                                                 --------  --------  --------
  Selling and marketing.........................   32,013    36,554    23,810
  Research and development......................   23,275    26,732    16,393
  General and administrative....................   11,954    11,335     5,925
  In-process research and development...........    5,700    34,250       --
  Restructuring charge..........................    2,042       --        --
                                                 --------  --------  --------
  Total operating expenses......................   74,984   108,871    46,128
                                                 --------  --------  --------
  Loss from operations..........................  (30,138)  (59,254)  (29,120)
                                                 --------  --------  --------
  Interest income, net..........................      276     2,050     2,963
  Other (expense) income........................     (285)     (218)        7
                                                 --------  --------  --------
  Loss before provision for income taxes........  (30,147)  (57,422)  (26,150)
                                                 --------  --------  --------
  Provision for income taxes....................      325       584       360
                                                 --------  --------  --------
  Net loss...................................... $(30,472) $(58,006) $(26,510)
                                                 --------  --------  --------
  Weighted average shares outstanding--basic and
   diluted**....................................   33,483    30,994    20,923
  Net loss per share--basic and diluted**....... $  (0.91) $  (1.87) $  (1.31)
                                                 ========  ========  ========

                                                             December 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
Balance Sheet Information
Cash and marketable securities......................... $34,879 $30,638 $72,033
Working capital........................................ $27,845 $18,840 $66,820
Total assets........................................... $94,958 $80,874 $85,802
Stockholders' equity................................... $54,993 $43,459 $72,367
Number of shares outstanding...........................  35,291  30,971  28,565
Number of employee and contractors.....................     398     527     351
                                                        ======= ======= =======

--------
** See Note 2 of Notes to Consolidated Financial Statements

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Open Market develops, markets, licenses and supports enterprise-class, packaged application software products and professional services that allow its customers to engage in business-to-business and business-to-consumer Internet commerce, information commerce and commercial publishing. Open Market's Internet commerce software includes a wide spectrum of functionality required to effectively conduct business on the Internet, allowing companies to attract customers to their Web site, engage customers in acting upon a commercial offer, complete a secure transaction and service customers once a transaction has been completed.

  This section of the Annual Report may include historical information and certain forward-looking statements. Please review below the information contained under the heading "Certain Factors That May Affect Future Operating Results" that addresses certain risks and uncertainties that could cause the Company's future operating results to differ from those indicated by any forward looking statements made by the Company or others. The Company recommends that the business and historical discussions put forth in this section be read together with the discussion of such risks and uncertainties. In addition, the following discussion should be read in conjunction with the consolidated financial statements and the notes thereto, and the information included elsewhere herein. All dollar amounts presented in the following discussion are presented in thousands, except share and per share amounts and employee data.

Results of Operations

 Revenues

  Revenues for the three-year period were as follows:

                                                         Comparative
                           Years Ended December 31,  Percentage Changes
                          -------------------------- -----------------------
                                                      1997 to       1996 to
                            1998     1997     1996     1998          1997
                          -------- -------- -------- ---------     ---------
   Product revenues...... $ 42,245 $ 48,168 $ 17,200         (12%)         180%
   Service Revenues......   19,900   13,092    5,301          52%          147%
                          -------- -------- --------   ---------     ---------
     Total revenues...... $ 62,145 $ 61,260 $ 22,501           1%          172%
                          ======== ======== ========   =========     =========

  Total revenues by geography for the three-year period were as follows:

                                                       Years Ended December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
   North America..................................... $ 42,003 $ 43,282 $ 18,643
   Europe/Africa.....................................   14,841   10,811    1,877
   Asia/Pacific Rim..................................    4,690    5,957    1,921
   Other.............................................      611    1,210       60
                                                      -------- -------- --------
     Total revenues.................................. $ 62,145 $ 61,260 $ 22,501
                                                      ======== ======== ========

  Geographical percentage of total revenues for the three-year period were as follows:

                                                   Years Ended December 31,
                                                  ------------------------------
                                                    1998       1997       1996
                                                  --------   --------   --------
   North America.................................       68%        70%        83%
   Europe/Africa.................................       23%        18%         7%
   Asia/Pacific Rim..............................        8%        10%         8%
   Other.........................................        1%         2%         2%
                                                  --------   --------   --------
     Total revenues..............................      100%       100%       100%
                                                  ========   ========   ========

  Summary

  The Company generates revenues from its software product license fees, professional service fees, and product maintenance and technical support fees. Prior to December 1997, the Company recognized revenue in accordance with Statement of Position (SOP) 91-1. Subsequent to December 1997, the Company has recognized revenue in accordance with SOP 97-2, Software Revenue Recognition, which amended SOP 91-1.

  The Company's customer base is diversified, with no single customer representing greater than 10% of total revenues in 1997 or 1998. In 1996, one customer accounted for greater than 10% of the Company's total revenues. The Company's customers include many Fortune 2000 corporations and affiliated companies, including several of the world's largest telecommunications companies and publishing firms.

  Total revenue growth in fiscal years 1997 and 1998 was derived from the continued demand for the Company's Internet commerce products, an increase in demand for the Company's professional service offerings, and growth in maintenance and support revenues due to continuing expansion in the Company's customer base. Total revenues for 1998 increased marginally, approximately 1% over the prior year, primarily due to lower-than-planned revenues in (1) North America due to slower-than-expected development in the domestic Internet commerce market, and (2) the Asia/Pacific Rim region primarily as a result of the Asian economic crisis. Additionally, in 1998, the Company discontinued sale of three product lines, Axcess, WebServer, and Secure WebServer, that it had previously offered in fiscal years 1996 and 1997. Management believes that this impacted annual revenue growth by 20% in 1998 versus 1997.

  Product Revenues

  The Company's 1998 product revenues decreased 12% over the prior year. Product revenues include: (1) software products, which include the licensing of Transact, the Company's flagship product for Internet commerce, LiveCommerce, the Folio product suite, and ShopSite products, and (2) royalty revenues, which include publisher royalties and merchant license fees. In 1998, the decrease in product revenue was principally due to two factors: (1) a decrease in software product revenues from the Company's Folio products group and (2) in 1997, the Company recorded approximately $4,700 in product revenues for the sale of its Axcess product line to Raptor, Inc., a one-time event as well as approximately $4,700 in other discontinued products. The decrease in Folio software revenues was due to a decrease in demand for the Company's CD-Rom based publishing software, which is sold to corporate customers primarily through the Company's business partners. Management believes that the decrease in demand for CD-Rom based publishing software over the year was due to the industry's gradual migration to Internet based publishing software.

  Product revenues accounted for 68%, 79% and 76% of total revenues in fiscal years 1998, 1997 and 1996, respectively. Management expects that product revenues will continue to comprise the greater percentage of total revenues for the foreseeable future.

  In 1997, the Company's product revenues grew 180% over 1996 revenues. The Company increased the unit sales of its flagship product, Transact, while also acquiring Folio and driving the Folio product sales to higher levels. Additionally, product revenue growth in 1997 was partly attributed to the one-time licensing of the Company's Axcess technology to Raptor, Inc., and increases in publisher royalties and merchant license revenues from the prior year.

  Service Revenues

  In fiscal 1998, the Company's total service revenues grew 52% over the prior year due to increased demand for its professional service offerings and its maintenance and support services. Professional services include education, implementation and consulting services. Professional service revenues increased primarily due to an increase in consulting projects related to the development of payment gateways, fraud modules, and custom engineering, as well as other special projects related to the Company's Internet commerce solutions. In 1998, the Company continued to build its infrastructure as well as improve the marketing and delivery of these services.

Accordingly, in fiscal 1998, professional service revenues increased 70% over fiscal years 1997 and increased 90% from 1996 to 1997 and accounted for 20%, 12% and 17% of total revenues in fiscal years 1998, 1997 and 1996, respectively.

  In fiscal 1997, the Company's service revenues grew by 147% over the prior year due to a developing professional service practice as well as an increased customer base that generated significant maintenance and support revenue. The demand for consulting services in fiscal 1997 fueled the significant growth in professional service revenues. These consulting services included the development of various gateways and modules related to the Company's Internet commerce solutions.

  Maintenance and support revenues are derived from the execution and delivery of the Company's software product maintenance and technical support program. A product maintenance and support agreement secures the customer's right to receive product updates, upgrades and enhancements from the Company, on a when-and-if-available basis, for all products specifically covered under the agreement. The customer also receives technical support in the form of telephone or on-site assistance from the Company, as appropriately required, to continually ensure the smooth operation of the covered products in the customer's environment. Customers are typically required to renew their contracts on an annual basis as the standard maintenance and support agreement is 12 months in duration. Thus, maintenance and support revenues are typically a function of new product sales and the annual renewal of existing contracts in the program. Maintenance and support is calculated at 20% to 30% of the list price of the product purchased depending on the type of program chosen and less any applicable discounts. In fiscal years 1996, 1997 and 1998, the Company experienced positive trending of its maintenance and support revenues in conjunction with its expanding customer base and strong renewal rates. In fiscal 1998, maintenance and support revenues increased 29% over fiscal years 1997 and increased 301% from 1996 to 1997 and accounted for 12%, 9% and 6% of total revenues in fiscal years 1998, 1997 and 1996, respectively. Management believes that despite these positive historical trends, a significant or prolonged downturn in product revenues and/or increased cancellations of the maintenance and support program by existing customers could have a negative impact on future maintenance and support revenue trends.

 Cost of Revenues

  Cost of revenues for the three-year period were as follows:

                                                     Years Ended December 31,
                                                     ----------------------------
                                                       1998      1997     1996
                                                     --------  --------  --------
   Cost of product revenues......................... $  2,767  $  2,477  $  768
     Percentage cost of product revenues............      6.5%        5%      4%
     Product gross margin...........................     93.5%       95%     96%

  Cost of product revenues includes the costs to distribute products, costs of media on which products are delivered, royalties for third-party technology that is embedded into certain products of the Company, and royalties for the resale of third-party software products. In fiscal years 1997 and 1998, the increased cost of product revenues was primarily due to increased costs for the Company's third-party royalty commitments. Management believes that these costs as a percentage of product revenues will remain in the range of 6% to 10% for the foreseeable future as the Company incorporates more third-party technology into its products and continues to resell third-party software products with its Internet commerce solutions.

  Cost of service revenues for the three-year period were as follows:

                                                     Years Ended December 31,
                                                     ---------------------------
                                                       1998     1997     1996
                                                     --------  -------- --------
   Cost of service revenues......................... $ 14,532  $ 9,166  $ 4,725
     Percentage cost of service revenues............       73%      70%      89%
     Service gross margin...........................       27%      30%      11%

  Cost of service revenues consists primarily of personnel related costs and costs incurred in providing development, consulting, support, and other technical services to customers. In fiscal 1998, growth in employee-related and outside consulting expenses increased from the prior year as a result of growth in the Company's consulting business. The Company continued to increase the number of its consultants by hiring and using external sources throughout the year in order to meet the needs of its customers. Additionally, service gross margin as a percentage of service revenues decreased approximately 3% from the prior year, primarily due to continued investments in resources required to grow the consulting business and lower consultant utilization rates resulting from extended training processes for new employees.

  In fiscal 1997, the cost of service revenues increased as the Company built an infrastructure to support its customers during fiscal 1996 by increasing headcount and opening its support center in Europe. In fiscal 1997, service gross margin as a percentage of service revenues increased approximately 19% from fiscal 1996 as a result of improved consultant utilization rates. Additionally, the Company increased the number of consultants throughout the year in order to meet the needs of its customers.

Operating Expenses

  Operating expenses for the three-year period were as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                        1998     1997    1996
                                                       ------- -------- -------
   Selling and marketing.............................. $32,013 $ 36,554 $23,810
   Research and development...........................  23,275   26,732  16,393
   General and administrative.........................  11,954   11,335   5,925
   Acquired in-process research and development.......   5,700   34,250     --
   Restructuring charges..............................   2,042      --      --
                                                       ------- -------- -------
   Total operating expenses........................... $74,984 $108,871 $46,128
                                                       ======= ======== =======

 Selling and Marketing

  Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and outside consultants, as well as the costs associated with marketing programs, industry tradeshows, sales seminars, advertising, and product literature. In fiscal 1998, selling and marketing expenses decreased approximately 12% from the prior year. The decrease was attributed primarily to a decrease in salary and travel expenses as a result of reductions in sales and marketing headcount throughout the year and lower commission expenses as a result of lower product revenues. The Company's domestic sales strategy consists primarily of a direct sales force for Internet commerce products and a combination of a direct sales force and channel partners for its suite of Folio publishing products. The Company's international sales strategy consists of both a direct sales force and channel partners to market and distribute all of its products.

  The substantial increase in these expenses in 1997 from 1996 was primarily attributable to the increase in the number of sales and marketing personnel from the acquisition of Folio. Other costs included in selling and marketing are the preparation and distribution of new product sales literature and an increase in facilities from foreign sales offices that opened during 1997. In fiscal 1997, selling and marketing expenses also increased due to commission expenses on significantly larger revenues.

 Research and Development

  Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain purchased technology, as well as equipment and facilities costs related to such activities. In fiscal 1998, these expenses decreased approximately 13% over the prior year primarily as a result of a reduction in employee related expenses. The Company completed a number of technical projects during the year that resulted in significant planned reductions in engineering headcount and expenses related to outside technical consultants whose services were no longer required upon completion of these various projects. In addition, the Company realized headcount reductions and other efficiencies from consolidation of the research and development activities from the Waypoint, Folio and ICentral acquisitions. Accordingly, management does not believe that the fiscal 1998 reductions will hinder the Company's position as a technology leader within the Internet commerce industry. The Company has invested approximately $70,000 into research and development over the last three fiscal years and management believes that the current level of investment will remain consistent in the coming periods. Qualifying capitalizable software development costs were immaterial in all periods and accordingly, the Company has charged all such expenses to research and development in the period incurred.

  The substantial increase in these expenses in 1997 from 1996 was primarily attributable to the increase in the number of research and development personnel from the acquisitions of Folio and Waypoint. The Company continued the hiring of additional software engineers and consultants to develop and enhance the Company's products during 1997, in addition to those added through the acquisition. Internationalization costs for the Company's various products also contributed to the increased research and development costs.

 General and Administrative

  General and administrative expenses consist primarily of the cost of finance, management and administrative personnel, and legal and other professional fees. These expenses increased slightly in fiscal 1998 from the prior year due to strong overall management of expenses and increased efficiencies resulting from headcount reductions. The marginal increase was due to an increase in the amortization of goodwill.

  The substantial increase in these expenses in 1997 from 1996 was primarily attributable to the increase in the number of general and administrative personnel from the acquisition of Folio. Other items that contributed to increased costs were amortization of goodwill (as a result of the acquisition of Folio) and increased legal fees, as well as the expansion of the Company's operations.

 Acquired In-Process Research and Development

  Acquired in-process research and development expenses consisted of $5,700 relating to the ICentral acquisition in fiscal 1998, and $9,250 and $25,000 relating to the acquisitions of Waypoint and Folio, respectively, in fiscal 1997. These costs were expensed as of the acquisition dates and are included in the accompanying consolidated statements of operations for the respective periods. The amount allocated to acquired in-process research and development relates to projects that have not yet reached technological feasibility and that, until completion of development, have no alternative future use.

  As of the acquisition date of ICentral in April 1998, ICentral had initiated a research and development effort related to the third major revision of its flagship ShopSite product suite, an Internet commerce product suite that allows small to medium-sized web merchants to transact business on the Internet. The elements of the product suite are as follows: (1) ShopSite Express, a tool that allows web designers to add a shopping system to any existing web site, (2) ShopSite Manager, which offers the shopping functionality of ShopSite Express combined with an automated commerce site management system, and (3) ShopSite Pro, which combines the features of ShopSite Manager with an additional set of advanced commerce tools including real-time payment processing. The in-process technology included significant new modifications of the features and functionality of the current suite of products, such as the addition of Cybercash as a payment option, quantity discount interface capability to allow customers to purchase at quantity discounts, tax modifications to allow the merchant to decide whether to calculate tax before or after shipping is calculated, improved shipping configuration of United Parcel Service shipping zones, and a mailing list generator. It is expected that these modifications will further enhance the product's ease of use in the marketplace. As of the acquisition date, the in-process project was approximately 60% complete and it was estimated that the in-process technology would have a 7-year life and that the first product(s) would be introduced during the first quarter of fiscal 1999.

  The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the estimated future product sales of the developed technology. This was determined by estimating the costs of developing the purchased in-process development project into commercially viable products, estimating the resulting net cash flows from the project adjusting the cash flow for percentage of completion and the core technology component of the acquired technology and discounting adjusted the net cash flows to their present value. The estimates used to value the future revenue benefits of the in-process research and development were based on elements of relevant market sizes and growth/risk factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

  In the valuation analysis, aggregate revenues for ICentral products were estimated to be approximately $3,300 for fiscal 1998 and increasing to approximately $62,500 in 2007. Revenues for the in-process technology were estimated to be approximately $2,300 for fiscal 1998 and increasing to approximately $28,700 in fiscal 2002, representing a compound annual growth rate of approximately 65%. The estimated revenues for the in-process technologies were expected to peak within four years of the acquisition date. The estimated overall life of the acquired developed technologies of ICentral is five years.

  Operating expenses used in the valuation of ICentral included selling, general and administrative, and research and development expenses. Operating expenses were estimated based on historical expense levels of similar companies operating in similar industries. Selling, general and administrative expenses expressed as a percentage of revenue for the in-process technologies were estimated to be 30% throughout the estimation period. Research and development expenses, also expressed as a percentage of estimated revenue, were estimated to be approximately 32% and 13% in 1998 and 1999, respectively, and stabilizing at 20% for the remainder of the estimation period. Cost of sales was estimated based on an analysis of historical information for similar companies operating in similar industries. Cost of sales for both the developed and in-process technologies was estimated to be 19% throughout the estimation period.

  The discount rate selected for both the developed and in-process technologies was 22% and was estimated by calculating a Weighted Average Cost of Capital ("WACC") based on publicly traded guideline companies. The WACC represents the blended, after-tax costs of debt and equity. The cost of equity was estimated using the Capital Asset Pricing Model ("CAPM") and by reviewing venture capital rates of return.

  The fair values of the assets acquired from ICentral were allocated between the following:

   Asset                                                       Fair Market Value
   -----                                                       -----------------
   In-process Research and Development........................      $ 5,700
   Developed Technology.......................................      $ 2,110
   Goodwill-type Assets.......................................      $ 4,190
   Acquired Assets............................................      $    86
                                                                    -------
     Total....................................................      $12,086
                                                                    =======

  The valuation analysis was performed in accordance with the provisions of Accounting Principles Board ("APB") Opinions Nos. 16 and 17, wherein all identifiable assets and intangible assets acquired were identified and analyzed to determine their fair market values. In addition, to identify the in-process research and development and determining if there were any alternative future uses for these projects, these projects were evaluated in the context of Interpretation 4 of Financial Accounting Standards Board Statement No. 2 (" FAS 2") and FAS 86: Accounting For Software Costs. Such evaluation consisted of a specific review of the efforts and uniqueness of the developments of these projects, and a determination of whether technological feasibility had been achieved. Accordingly, the Company believed that the foregoing assumptions used in the ICentral acquired in-process research and development analysis were reasonable at the time of acquisition. However, no assurance can be given that the underlying assumptions used to estimate expected sales revenues, development costs, or profitability, or the events associated with such projects will transpire, or have transpired, as estimated.

The Company believes that the ShopSite product suite requires continual upgrading and refinement to remain competitive in the targeted markets. Thus, the failure to complete the in-process projects as scheduled may cause ShopSite revenue to fall off precipitously from forecasted levels. The Company estimates that if the scheduled ShopSite product releases were not achieved, the existing ShopSite product suite would remain commercially viable for only the next 12 to 18 months.

  In fiscal 1997, the in-process research and development for the Waypoint and Folio acquisitions was expensed as a charge against operations in the first quarter of 1997. The amount allocated to acquired in-process research and development from the Waypoint and Folio acquisitions relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to reaching technological feasibility. However, there can be no assurance that these projects will reach technological feasibility or develop into products that may be sold profitably by the Company. The technology acquired has required, and will continue to require, substantial additional development by the Company.

 Restructuring charges

  In the fourth quarter of 1998, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The major component of the restructuring relates to the elimination of approximately 67 employees across the following functions: Engineering (27), Marketing (17), General and Administrative (22) and Services (1). In addition, 10 employees moved from Engineering to Consulting. Other components related to the exiting of certain contractual arrangements for porting and product integration that resulted from a change in product strategy. Other charges included the write-off of unutilized software, originally intended for use by the sales force but not implemented due to the reduction in Marketing personnel. At December 31, 1998 approximately $1,088 of accrued restructuring charges remained, which is comprised of approximately $756 of severance-related costs and $332 of contractual costs. The total cash impact of the restructuring amounted to approximately $1,748. The total cash paid as of December 31, 1998 was approximately $660 and the remaining amount will be paid in 1999.

  Following are the significant components of the restructuring charge:

   Employee severance, benefits and related costs....................... $1,260
   Write-off of assets..................................................    294
   Termination costs of certain contractual arrangements................    488
                                                                         ------
                                                                         $2,042
                                                                         ======

Non-operating Income

  Non-operating income for the three-year period were as follows:

                                                     Years Ended December 31,
                                                     ---------------------------
                                                       1998     1997     1996
                                                     --------  -------- --------
   Interest income.................................. $  1,373  $ 2,827  $ 3,042
   Interest expense.................................   (1,097)    (777)     (79)
   Other (expense)/income...........................     (285)    (218)       7
                                                     --------  -------  -------
     Total non-operating income..................... $     (9) $ 1,832  $ 2,970
                                                     ========  =======  =======

  Interest income represents interest earned on cash, cash equivalents, and marketable securities. The decreases in interest income in fiscal years 1997 and 1998, as compared to the prior year, were attributed primarily to lower average investments in cash, cash equivalents, and marketable securities as a result of funding of operations and capital expenditures. Interest expense relates to the interest charged on the line-of-credit, the Company's note payable issued in conjunction with the Folio acquisition, a non-recourse factoring agreement, the mortgage for the Company's Provo, Utah facility, as well as an obligation under a license agreement. The increase in interest expense relates to the additional financing arrangements the Company entered into throughout fiscal 1997 and 1998. Other income/expense primarily represents foreign currency translation gains and losses. In fiscal 1998, the Company also recorded a loss of approximately $197 on an equity investment.

Provision for Income Taxes

  Provision for income taxes for the three-year period were as follows:

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
   Provision for income taxes....................... $    325 $    584 $    360

  The Company recorded a provision for foreign income taxes in fiscal years 1996, 1997, and 1998. This provision relates to the amount of estimated taxes due in foreign jurisdictions for the Company's foreign operations and certain withholding tax. The Company has had losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes. Management believes that the provision for income taxes will fluctuate in the future and is dependent upon the geographical location of future sales and the associated withholding taxes in certain countries. The provision for income taxes will also fluctuate when the Company becomes eligible for corporate income taxation in the United States.

Liquidity and Capital Resources

  At December 31, 1998, the Company had approximately $34,879 in cash, cash equivalents, and marketable securities, an increase of $4,241 from December 31, 1997.

  The Company's operating activities utilized cash and cash equivalents of approximately $27,538, $28,815 and $27,053 during fiscal 1998, 1997 and 1996, respectively. Accounts receivable increased approximately 22% in fiscal 1998 from the prior year primarily as a result of the quarterly cyclical nature of the sales process as well as the granting of extended payment terms to certain new and long-standing creditworthy customers.

  The Company's investing activities used cash and cash equivalents of approximately $10,974, $7,646 and $28,663 for fiscal years 1998, 1997 and 1996, respectively. In fiscal 1998, the principal uses of cash for investing activities were $5,535 paid for purchases related to certain property, plant, and equipment and $5,496 paid in cash for purchases of certain marketable securities.

  The Company's financing activities provided cash and cash equivalents of approximately $38,700, $6,168 and $101,814 for fiscal years 1998, 1997 and 1996, respectively. During fiscal 1998, the Company received proceeds of $5,000 from Intel and $20,000 from CMG and CVI for the private sale of equity securities. In addition, the Company received proceeds of $3,451 from the exercise of stock options under the Company's 1994 Stock Incentive Plan and stock purchases under the Company's 1996 Employee Stock Purchase Plan. In fiscal 1998, the Company repaid $5,000 of the note payable issued to Reed Elsevier in 1997 in connection with the Folio acquisition with a cash payment of $1,818. The balance of $3,182 was settled by the issuance of the Company's common stock.

  In July 1998, the Company entered into a $2,800 mortgage of its Provo, Utah, building which bears interest at the fixed rate of 8.5%. The mortgage principal payments are based upon a 20-year term with a balloon payment of $2,468 due on June 19, 2003.

  The Company has an unsecured credit facility arrangement with a bank, which provides up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate (7.75% at December 31, 1998). The Company is required to comply with certain restrictive covenants under this agreement and the line is collateralized by the Company's accounts receivable. The

Company was in compliance with all such covenants at December 31, 1998. During 1998, the Company increased its borrowings under this facility to $11,000 and $4,000 remained available as of December 31, 1998.

  The Company has a non-recourse factoring agreement under which it can factor up to $8,000 of qualified accounts receivable, as defined. The Company sold approximately $3,000 of accounts receivable during the second quarter of 1998. There was $1,750 of accounts receivable outstanding under the factoring agreement at December 31, 1998. The Company sold no accounts receivable during the third and fourth quarters of 1998.

  At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $96,000. These losses are available to reduce federal and state taxable income, if any, in future years. These losses are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period that are in excess of 50%. While the Company believes that it has experienced a change in ownership in excess of 50%, it does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards.

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

  State of Readiness

  With respect to the Company's internal systems, 80% of the Company's mission critical information technology systems are considered to be Year 2000 compliant, as defined by the criteria established by the British Standards Institute. With respect to the Company's software products, the Company has developed and implemented a detailed Year 2000 test procedure for the phase review and software release process to ensure that its software products are Year 2000 compliant. The execution of this test procedure began in October 1998 and management expects that such testing will continue throughout 1999 and well into 2000. Additionally, approximately 90% of the Company's embedded product vendors are already considered to be Year 2000 compliant, based wholly on external and internal testing of such embedded products. As a result, management expects that the Company and its key vendors will be positioned to successfully meet all Year 2000 compliance issues for the Company's products.

  Related Costs

  Management has assessed the related costs for Year 2000 compliance to be in the range of $500 to $700. To date, the Company has incurred costs of approximately $300 for its Year 2000 projects. Such costs may include those for research and development, capital equipment, outside software tools, outside contractors, and other internal resources that may be assigned to the project. Management acknowledges that these costs may be subject to reassessment as testing of the Company's products and mission critical systems is completed and compliance is fully achieved.

  Perceived Risks

  At the present time, management does not expect Year 2000 issues to have a material adverse impact on the Company's business or future results of operations. However, there can be no assurance that there will not be interruptions of operations or other limitations of system or product functionality, or that the Company will not incur significant costs to avoid such interruptions or limitations. For example, such interruptions or limitations may include disruptions in customer service and technical support facilities, interruptions to customer access to on-line products and services, information or other communications, delays in manufacturing and shipping of products, and other interruptions or delays in the day-to-day operations of the Company. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's domestic and international customers may not be Year 2000 compliant. The failure of any such non-compliant third-party software or systems contained in such operating environments may negatively affect the performance of the Company's products, which may lead to increased costs associated with correcting technical problems, lost sales, or other negative consequences resulting from customer dissatisfaction, including litigation. Such failure may have a material adverse effect on the Company's business, financial condition and operating results.

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

  Euro Currency

  On January 1, 1999 certain member countries of the European Union (EU) established fixed conversion rates between their existing currencies and the EU's common currency, the euro. The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002 when the euro will be adopted as the sole legal currency.

  The Company is currently assessing the impact that the conversion to the euro will have on its European operations. The Company is evaluating the potential impact in several areas of its business including the ability of its information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate risks. The Company is also evaluating the impact that cross-border price transparencies, which may affect the ability to price products differently in various countries, will have on its margin. Although the Company is still in the assessment phase, the conversion to the euro is not expected to have a material impact on the Company's operations or financial position.

 Certain Factors That May Affect Future Results

  Introduction

  This Annual Report contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. Some of the important risks and uncertainties that may cause the Company's operating results to differ materially or adversely are discussed below.

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

  Security

  A significant barrier to market acceptance of online commerce and communication is the concern regarding the secure exchange of valuable and confidential information over public networks. The Company relies on encryption and authentication technology to provide the security and authentication necessary to effect the secure exchange of valuable and confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments (such as breakins and similar disruptive problems caused by Internet users) will not result in a compromise or breach of algorithms used by the Company in its products to protect customer transaction data. If any such compromise or breach was to occur, it could have a material adverse effect on the Company's business, financial condition, and operating results.

  Competition

  The market for Internet commerce software is new, rapidly evolving and intensely competitive. The Internet is characterized by an increasing number of market entrants that have introduced or developed products and services for commerce on the Internet. Many of the Company's competitors have greater financial, technical, and marketing resources and greater name recognition than does the Company. The Company's operating results will be affected by the number of competitors and their pricing strategies and market acceptance of their products.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Foreign Exchange Hedging. The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Foreign currency translation and transaction gains or losses for the Company's subsidiaries are included in the accompanying consolidated statements of operations since the functional currency for the Company's subsidiaries is the U.S. dollar. The Company had sales of approximately $944 denominated in foreign currencies during 1998. The Company recognized a loss of approximately $23 related to such foreign currency transactions and translations in 1998, which is included in other income (loss) in the accompanying consolidated statements of income.

  Investment Portfolio. The Company does not invest in derivative financial instruments that meet the high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure of any one issue, issuer, and type of investment. See "Note 2--Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Consolidated Financial Statements set forth on page 31 hereof.

Financial Information by Quarter (unaudited)

  The following table sets forth certain unaudited quarterly financial data for 1997 and 1998. In the opinion of management, the unaudited quarterly information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of results of operations for any future period.

                                       Three Months Ended (all amounts in thousands)
                          ------------------------------------------------------------------------------
                          Mar. 31,  June 30,   Sept.    Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                            1997      1997    30, 1997    1997      1998      1998      1998      1998
                          --------  --------  --------  --------  --------  --------  --------- --------
                                                                            Restated  Restated  Restated
Revenues:
Product revenues........  $  9,056  $12,433   $11,859   $14,820   $11,273   $ 12,157   $ 8,693  $10,122
Service revenues........     2,302    3,101     3,872     3,817     3,929      4,369     5,670    5,932
                          --------  -------   -------   -------   -------   --------   -------  -------
  Total revenues........    11,358   15,534    15,731    18,637    15,202     16,526    14,363   16,054
                          --------  -------   -------   -------   -------   --------   -------  -------
Cost of Revenues:
Product revenues........       866      639       468       504       600        742       702      723
Service revenues........     2,122    2,400     2,294     2,350     2,906      3,503     3,850    4,273
                          --------  -------   -------   -------   -------   --------   -------  -------
  Total cost of
   revenues.............     2,988    3,039     2,762     2,854     3,506      4,245     4,552    4,996
                          --------  -------   -------   -------   -------   --------   -------  -------
  Gross profit..........     8,370   12,495    12,969    15,783    11,696     12,281     9,811   11,058
                          --------  -------   -------   -------   -------   --------   -------  -------
Operating Expenses:
Selling and marketing...     7,982    9,590     9,417     9,565     7,876      8,007     8,097    8,033
Research and
 development............     5,375    7,461     7,107     6,789     6,776      6,568     5,350    4,581
General and
 administrative.........     2,371    3,284     3,021     2,659     2,929      3,021     3,212    2,792
In-process research and
 development............    34,250      --        --        --        --       5,700       --       --
Restructure charge......       --       --        --        --        --         --        --     2,042
                          --------  -------   -------   -------   -------   --------   -------  -------
  Total operating
   expenses.............    49,978   20,335    19,545    19,013    17,581     23,296    16,659   17,448
                          --------  -------   -------   -------   -------   --------   -------  -------
  Loss from operations..   (41,608)  (7,840)   (6,576)   (3,230)   (5,885)   (11,015)   (6,848)  (6,390)
                          --------  -------   -------   -------   -------   --------   -------  -------
Interest income.........       890      710       719       509       318        291       376      388
Interest expense........       (50)    (220)     (287)     (220)     (240)      (296)     (312)    (249)
Other (expense) income..       (36)     (49)      (95)      (39)      (10)       (62)       19     (232)
                          --------  -------   -------   -------   -------   --------   -------  -------
  Loss before income
   taxes................   (40,804)  (7,399)   (6,239)   (2,980)   (5,817)   (11,082)   (6,765)  (6,483)
                          --------  -------   -------   -------   -------   --------   -------  -------
Provision for income
 taxes..................       340      111       133       --         32         33       121      139
                          --------  -------   -------   -------   -------   --------   -------  -------
  Net loss..............  $(41,144) $(7,510)  $(6,372)  $(2,980)  $(5,849)  $(11,115)  $(6,886) $(6,622)
                          ========  =======   =======   =======   =======   ========   =======  =======

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                               OPEN MARKET, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants..................................  32

Consolidated Balance Sheets as of December 31, 1998 and 1997..............  33

Consolidated Statements of Operations for the years ended December 31,
 1998, 1997 and 1996......................................................  34

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996...................................  35
Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1997 and 1996......................................................  36

Notes to Consolidated Financial Statements................................  37

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Open Market, Inc.:

  We have audited the accompanying consolidated balance sheets of Open Market, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Market, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
February 2, 1999

                               OPEN MARKET, INC.

                          CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)

                                                             December 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                         ASSETS
Current Assets:
  Cash and cash equivalents.............................. $  19,921  $  19,666
  Marketable securities..................................    14,958     10,972
  Accounts receivable, net of allowance for doubtful
   accounts of $2,523 and $1,470 in 1998 and 1997,
   respectively..........................................    28,250     23,102
  Prepaid expenses and other current assets..............     1,892      1,423
  Loan to Founder........................................       --         993
                                                          ---------  ---------
    Total current assets.................................    65,021     56,156
                                                          ---------  ---------
Property and equipment, at cost:
  Computers and office equipment.........................    14,743     12,129
  Leasehold improvements.................................     5,421      1,072
  Land and building......................................     4,200      4,200
  Furniture and fixtures.................................     2,157        812
  Construction in progress...............................       --       3,300
                                                          ---------  ---------
    Total property and equipment.........................    26,521     21,513
Less--Accumulated depreciation and amortization..........    11,093      6,356
                                                          ---------  ---------
    Net property and equipment...........................    15,428     15,157
                                                          ---------  ---------
Long-term marketable securities..........................     1,510        --
Intangible Assets........................................    11,627      7,787
Other Assets.............................................     1,372      1,774
                                                          ---------  ---------
    Total assets......................................... $  94,958  $  80,874
                                                          =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term obligations............ $      88  $      50
  Line of credit.........................................    11,000      5,168
  Note payable...........................................     5,000     10,000
  Accounts payable.......................................     2,848      3,268
  Accrued expenses.......................................    13,692     14,440
  Deferred revenues......................................     4,548      4,390
                                                          ---------  ---------
    Total current liabilities............................    37,176     37,316
                                                          ---------  ---------
Long-term obligations, net of current maturities.........     2,789         99
Commitments (Note 5 and 8)
Stockholders' Equity:
  Preferred Stock, $.10 par value--
   Authorized--2,000,000 shares
   Issued and outstanding--None..........................       --         --
  Common stock, $.001 par value--
   Authorized--100,000,000 shares
   Issued and outstanding--35,291,000 and 30,971,000
   shares in 1998 and 1997, respectively.................        35         31
  Additional paid-in capital.............................   186,074    137,427
  Other equity...........................................       --       6,920
  Deferred compensation..................................       --        (275)
  Accumulated deficit....................................  (131,116)  (100,644)
                                                          ---------  ---------
    Total stockholders' equity...........................    54,993     43,459
                                                          ---------  ---------
    Total liabilities and stockholders' equity........... $  94,958  $  80,874
                                                          =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Share and Per Share Data)

                                                 For the Years Ended
                                                     December 31,
                                           ----------------------------------
                                              1998        1997        1996
                                           ----------  ----------  ----------
Revenues:
  Product revenues........................ $   42,245  $   48,168  $   17,200
  Service revenues........................     19,900      13,092       5,301
                                           ----------  ----------  ----------
    Total revenues........................     62,145      61,260      22,501
                                           ----------  ----------  ----------
Cost of Revenues:
  Product revenues........................      2,767       2,477         768
  Service revenues........................     14,532       9,166       4,725
                                           ----------  ----------  ----------
    Total cost of revenues................     17,299      11,643       5,493
                                           ----------  ----------  ----------
    Gross profit..........................     44,846      49,617      17,008
                                           ----------  ----------  ----------
Operating Expenses:
  Selling and marketing...................     32,013      36,554      23,810
  Research and development................     23,275      26,732      16,393
  General and administrative..............     11,954      11,335       5,925
  In-process research and development.....      5,700      34,250         --
  Restructuring charge....................      2,042         --          --
                                           ----------  ----------  ----------
    Total operating expenses..............     74,984     108,871      46,128
                                           ----------  ----------  ----------
    Loss from operations..................    (30,138)    (59,254)    (29,120)
Interest Income...........................      1,373       2,827       3,042
Interest Expense..........................     (1,097)       (777)        (79)
Other (expense)/income....................       (285)       (218)          7
                                           ----------  ----------  ----------
    Loss before provision for income
     taxes................................    (30,147)    (57,422)    (26,150)
Provision for income taxes................        325         584         360
                                           ----------  ----------  ----------
    Net loss.............................. $  (30,472) $  (58,006) $  (26,510)
                                           ==========  ==========  ==========
Net loss per share--basic and diluted..... $    (0.91) $    (1.87) $    (1.31)
                                           ==========  ==========  ==========
Weighted average common equivalent shares
 outstanding--basic and diluted........... 33,483,000  30,994,000  20,923,000
                                           ==========  ==========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (In Thousands, Except Share and Per Share Data)

                                                       Stockholders' Equity (Deficit)
                   ----------------------------------------------------------------------------------------------------------
                       Redeemable
                       Convertible
                     Preferred Stock       Common Stock                  Other Equity
                   --------------------  ----------------            --------------------                           Total
                                                    $.001 Additional   Common              Deferred             Stockholders'
                     Number    Carrying    Number    Par   Paid-in     Shares    Carrying  Compen-  Accumulated    Equity
                   of Shares    Value    of Shares  Value  Capital   Equivalents  Value     sation    Deficit     (Deficit)
                   ----------  --------  ---------- ----- ---------- ----------- --------  -------- ----------- -------------
Balance, December
 31, 1995........   3,581,000  $ 11,205   9,390,000 $  9   $     32        --    $   --     $ --     $ (15,228)   $(15,187)
 Issuance of
  Series C
  redeemable
  convertible
  preferred
  stock, net of
  issuance costs
  of $900........   2,695,000    26,950         --   --         --         --        --       --          (900)       (900)
 Conversion of
  redeemable
  convertible
  preferred stock
  into common
  stock..........  (6,276,000)  (38,155) 13,437,000   13     38,142        --        --       --           --       38,155
 Issuance of
  common stock in
  initial public
  offering, net
  of
  underwriters'
  commission and
  issuance costs
  of $6,673......         --        --    4,600,000    5     76,122        --        --       --           --       76,127
 Exercise of
  common stock
  options........         --        --    1,138,000    1        470        --        --       --           --          471
 Issuance of
  common stock
  purchase
  warrant (Note
  6(j))..........         --        --          --   --         211        --        --       --           --          211
 Net loss........         --        --          --   --         --         --        --       --       (26,510)    (26,510)
                   ----------  --------  ---------- ----   --------   --------   -------    -----    ---------    --------
Balance, December
 31, 1996........         --        --   28,565,000   28    114,977        --        --       --       (42,638)     72,367
 Exercise of
  common stock
  options........         --        --      710,000    1        355        --        --       --           --          356
 Employee stock
  purchase plan..         --        --       59,000  --         658        --        --       --           --          658
 Issuance of
  common stock in
  Waypoint
  acquisition....         --        --      739,000    1      9,548        --        --       --           --        9,549
 Issuance of
  common stock in
  Folio
  acquisition,
  net of purchase
  price
  adjustment.....         --        --      898,000    1     11,509    628,000     6,920      --           --       18,430
 Deferred
  compensation
  related to
  stock options..         --        --          --   --         380        --        --      (380)         --          --
 Amortization of
  deferred
  compensation
  related to
  stock options..         --        --          --   --         --         --        --       105          --          105
 Net loss........         --        --          --   --         --         --        --       --       (58,006)    (58,006)
                   ----------  --------  ---------- ----   --------   --------   -------    -----    ---------    --------
Balance, December
 31, 1997........         --        --   30,971,000   31    137,427    628,000     6,920     (275)    (100,644)     43,459
 Exercise of
  common stock
  options........         --        --      977,000    1      3,447        --        --       --           --        3,448
 Employee stock
  purchase plan..         --        --      132,000  --       1,147        --        --       --           --        1,147
 Issuance of
  common stock
  for payment of
  note payable...         --        --      221,000  --       3,182        --        --       --           --        3,182
 Conversion of
  other equity to
  common stock...         --        --      628,000    1      6,919   (628,000)   (6,920)     --           --          --
 Issuance of
  stock in
  ICentral
  acquisition....         --        --      480,000  --      10,000        --        --       --           --       10,000
 Issuance of
  common stock in
  private
  placement, net
  of issuance
  costs of
  $75,177........         --        --    1,882,000    2     24,260        --        --       --           --       24,262
 Reversal of
  deferred
  compensation
  related to
  termination of
  stock options..         --        --          --   --        (330)       --        --       275          --          (55)
 Compensation
  expense related
  to stock
  options........         --        --          --   --          22        --        --       --           --           22
 Net loss........         --        --          --   --         --         --        --       --       (30,472)    (30,472)
                   ----------  --------  ---------- ----   --------   --------   -------    -----    ---------    --------
Balance, December
 31, 1998........         --   $    --   35,291,000 $ 35   $186,074        --    $   --     $ --     $(131,116)   $ 54,993
                   ==========  ========  ========== ====   ========   ========   =======    =====    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                      For the Years Ended
                                                          December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
Cash Flows from Operating Activities:
 Net loss........................................  $(30,472) $(58,006) $(26,510)
 Adjustments to reconcile net loss to net cash
  used in operating activities--
 Depreciation and amortization...................     5,332     3,797     1,723
 Amortization of intangible assets...............     2,460     1,351       --
 Write-off of in-process research and
  development....................................     5,700    34,250       --
 Compensation expense............................       (33)      105       --
 Issuance of common stock purchase warrant.......       --        --        211
 Write-down of assets related to restructuring...       294       --        --
 Changes in assets and liabilities--
 Accounts receivable.............................    (8,344)  (14,565)   (3,900)
 Prepaid expenses and other current assets.......      (423)      472      (949)
 Accounts payable................................      (596)    1,907     2,980
 Accrued expenses................................    (1,613)    2,382     3,039
 Deferred revenues...............................       157      (508)   (3,647)
                                                   --------  --------  --------
Net cash used in operating activities............   (27,538)  (28,815)  (27,053)
                                                   --------  --------  --------
Cash Flows from Investing Activities:
 Purchases of property and equipment.............    (5,535)   (3,846)   (4,525)
 Increase in construction-in-progress............       --     (3,300)      --
 Repayment (issuance) of loan to Founder.........       993       507    (1,500)
 Sales (purchases) of marketable securities......    (5,496)   11,296   (22,268)
 Cash acquired from Waypoint acquisition.........       --        372       --
 Cash paid in Folio acquisition..................       --    (11,400)      --
 Cash paid in ICentral acquisition...............    (1,420)      --        --
 Increase (decrease) in other assets.............       484    (1,275)     (370)
                                                   --------  --------  --------
Net cash used in investing activities............   (10,974)   (7,646)  (28,663)
                                                   --------  --------  --------
Cash Flows from Financing Activities:
 Net borrowings under the line of credit.........     5,831     5,168       --
 Payments on long-term obligations...............       (55)      (14)     (834)
 Proceeds on mortgage obligations................     2,777       --        --
 Proceeds from the issuance of redeemable
  convertible preferred stock, net of issuance
  costs..........................................       --        --     26,050
 Payment on note payable.........................    (1,818)      --        --
 Proceeds from the factoring of accounts
  receivable.....................................     3,128       --        --
 Proceeds from the exercise of common stock
  options........................................     3,448       356       471
 Proceeds from the employee stock purchase plan..     1,147       658       --
 Proceeds from issuance of common stock in pri-
  vate placement.................................    24,262       --     76,127
                                                   --------  --------  --------
Net cash provided by financing activities........    38,700     6,168   101,814
                                                   --------  --------  --------
Foreign Exchange Effect on Cash and Cash Equiva-
 lents...........................................        67       194       (45)
Net (Decrease)Increase in Cash and Cash Equiva-
 lents...........................................       188   (30,293)   46,098
Cash and Cash Equivalents, beginning of year.....    19,666    49,765     3,712
                                                   --------  --------  --------
Cash and Cash Equivalents, end of year...........  $ 19,921  $ 19,666  $ 49,765
                                                   ========  ========  ========
Supplemental Disclosure of Cash Flow Information:
Interest paid during year........................  $  1,272  $     53  $     79
                                                   ========  ========  ========
Taxes paid during year...........................  $     48  $    270  $    --
                                                   ========  ========  ========
Supplemental Schedule of Noncash Financing Activ-
 ities:
Conversion of preferred stock into common stock..  $    --   $    --   $ 38,155
                                                   ========  ========  ========
Supplemental Disclosure Of Non-Cash Investing
 Activities (see Note 4):
Payment of note payable through issuance of
 common stock....................................  $  3,182  $    --   $    --
                                                   ========  ========  ========
In connection with the acquisition of ICentral,
 the following non-cash transaction occurred:
 Fair value of assets acquired...................  $ 12,086  $    --   $    --
 Liabilities assumed.............................      (666)      --        --
 Issuance of common stock........................   (10,000)      --        --
                                                   --------  --------  --------
 Cash paid for acquisition and acquisition
  costs..........................................  $  1,420  $    --   $    --
                                                   ========  ========  ========
In connection with the acquisition of Waypoint,
 the following non-cash transaction occurred:
 Fair value of assets acquired...................  $    --   $  9,922  $    --
 Liabilities assumed.............................       --       (156)      --
 Issuance of common stock........................       --     (9,548)      --
 Cash acquired...................................       --       (590)      --
                                                   --------  --------  --------
 Cash acquired in acquisition, net of acquisition
  costs..........................................  $    --   $   (372) $    --
                                                   ========  ========  ========
In connection with the acquisition of Folio, the
 following non-cash transaction occurred:
 Fair value of assets acquired...................  $    --   $ 45,512  $    --
 Liabilities assumed.............................       --     (5,682)      --
 Issuance of common stock for repayment of note
  payable........................................       --    (18,430)      --
 Repayment of note payable.......................       --    (10,000)      --
                                                   --------  --------  --------
 Cash paid for acquisition and acquisition
  costs..........................................  $    --   $ 11,400  $    --
                                                   ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands, except Share and Per Share Data)

(1) Operations

  Open Market, Inc. ("Open Market" or "the Company") develops, markets, licenses and supports a family of application software products that allow its customers to engage in business-to-business and business-to-consumer Internet commerce, information commerce and commercial publishing. Open Market's software includes a wide spectrum of functionality required to effectively conduct business on the Internet, allowing companies to attract customers to their Web site, engage them in acting upon an offer, complete a transaction and service the customers once a transaction has been completed.

  The Company is subject to risks common to growing technology-based companies, including rapid technological change, a developing Internet market, recent acquisitions, product release schedules, government regulation and legal uncertainties, complex products-lengthy sales cycles, security, competition, dependence on personnel, pricing, limited operating history, fluctuations in quarterly operating results, foreign exchange, volatility of stock price, dependence on intellectual property rights infringement and product defects.

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

 (b) Revenue Recognition

  The Company applies Statement of Position No. 97-2, Software Revenue Recognition, which superseded Statement of Position 91-1. The Company generates revenue from licensing the rights to use its software products to end users and sublicense fees from resellers. The Company also generates service revenues from the sale of postcontract customer support and professional service offerings.

  Revenues from software license agreements are recognized upon delivery of the software if there is evidence of an agreement, there are no significant post-delivery obligations, and the payment is fixed, determinable and probable. If an acceptance period is required, revenues are recognized upon customer acceptance. The Company enters into reseller arrangements for certain products that typically provide for sublicense fees payable to the Company based on a percentage of the Company's list price. Royalty and sublicense revenues from the Company's reseller arrangements are recognized when earned, either on a per-unit basis as reported to the Company by its licensees, or, with regards to guaranteed minimums, upon shipment of the master copy of all software to which the guaranteed minimum sublicense fees relate, if there are no significant post-delivery obligations. Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Service revenue, which includes education, implementation and consulting services, is recognized in the period services are provided, if customer acceptance is not required, there is evidence of an agreement, the revenues are fixed and determinable and collectibility is probable.

  Cost of product revenues consists of costs to distribute the product, including the cost of the media on which it is delivered and royalty payments to third-party vendors. Cost of service revenues consists primarily of consulting and support personnel salaries and related costs.

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)


  Deferred revenues represent cash received from customers for products and services in advance of revenue recognition.

 (c) Cash, Cash Equivalents and Marketable Securities

  The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than three months. Marketable securities are investment-grade securities with original maturities of greater than three months but less than one year. The average maturity of the Company's marketable securities is approximately ten months at December 31, 1998. Long-term marketable securities are investment-grade securities with original maturities of greater than one year. To date, the Company has not recorded any realized gains or losses.

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
   Cash and cash equivalents--
     Cash...................................................... $12,582 $ 4,406
     Commercial paper and corporate bonds......................   4,045  12,714
     Money market accounts.....................................   2,632   1,946
     U.S. government, state, municipal.........................     662     600
      and agency securities....................................     --      --
                                                                ------- -------
       Total cash and cash equivalents......................... $19,921 $19,666
                                                                ======= =======
   Marketable securities--
     Corporate and other debt securities....................... $ 8,570 $ 5,022
     State and municipal bonds.................................   6,388   3,950
     U.S. government and agency securities.....................     --    2,000
                                                                ------- -------
       Total marketable securities............................. $14,958 $10,972
                                                                ======= =======
   Long-term marketable securities--
     Corporate and other debt securities....................... $ 1,510     --
                                                                ------- -------
       Total long-term marketable securities................... $ 1,510 $   --
                                                                ======= =======

 (d) Depreciation and Amortization

  The Company provides for depreciation and amortization using the straight-line method to allocate the cost of property and equipment over their estimated useful lives as follows:

                                                                      Estimated
      Asset Classification                                           Useful Life
      --------------------                                           -----------
      Computers and office equipment................................  3-5 years
      Leasehold improvements........................................ Lease term
      Building......................................................   25 years
      Furniture and fixtures........................................    7 years

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

 (f) Translation of Foreign Currencies

  The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average rate in effect during the year. Foreign currency translation and transaction gains or losses for the foreign subsidiary are included in the accompanying consolidated statements of operations since the functional currency of these subsidiaries is the U.S. dollar. The Company had sales of approximately $944 denominated in foreign currencies during 1998. The Company recognized a loss of approximately $23 related to such foreign currency transactions and translations in 1998, which is included in other income (loss) in the accompanying consolidated statements of income.

 (g) Net Loss Per Share

  The Company applies SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and Staff Accounting Bulletin (SAB) No. 98 retroactively to all periods presented. Diluted net loss per share for the years ended 1998, 1997 and 1996 is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive. Calculations of basic and diluted net loss per common share are as follows:

                                               1998        1997        1996
                                            ----------  ----------  ----------
   Net loss...............................  $  (30,472) $  (58,006) $  (26,510)
   Accretion of preferred stock discount..         --          --         (900)
                                            ----------  ----------  ----------
   Net loss applicable to common
    stockholders..........................  $  (30,472) $  (58,006) $  (27,410)
                                            ==========  ==========  ==========
   Net loss per common share--basic and
    diluted...............................  $    (0.91) $    (1.87) $    (1.31)
                                            ==========  ==========  ==========
   Weighted average common shares
    outstanding--basic and diluted........  33,483,000  30,994,000  20,923,000
                                            ==========  ==========  ==========
   Antidilutive securities excluded from--
    common stock equivalents..............   5,726,000   6,237,000   4,967,000
                                            ==========  ==========  ==========

 (h) Concentrations of Credit Risk

  SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)

risk and credit risk concentrations. The Company has no significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents with several financial institutions and invests in investment-grade securities. The Company maintains reserves for the potential write-off of accounts receivable. The Company recorded revenues of greater than 10% of total revenues for one customer in 1996 of 18%. The Company did not have any customers with revenues greater than 10% of total revenues in the years ended December 31, 1998 and 1997, respectively.

 (i) Postretirement Benefits

  The Company has no obligations for postretirement benefits.

 (j) Financial Instruments

  The estimated fair values of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, line of credit and long-term debt and obligations, approximate their carrying value.

 (k) Use of Estimates

  The preparation of the accompanying consolidated financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

 (l) Comprehensive Income

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive loss is the same as the reported net loss for all periods presented.

 (m) Disclosures about Segments of an Enterprise

  The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's principal operating segment.

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)


  Revenues from sources in total and as a percentage of total revenues 1998, 1997 and 1996 were as follows:

                                                         December 31,
                                              ------------------------------------
                                                 1998         1997         1996
                                              -----------  -----------  ----------
   Europe/Africa............................. $14,841  23% $10,811  18% $1,877   7%
   Asia/Pacific Rim..........................   4,690   8    5,957  10   1,921   8
   Other.....................................     611   1    1,210   2      60   2
                                              ------- ---  ------- ---  ------ ---
                                              $20,142  32% $17,978  30% $3,858  17%
                                              ======= ===  ======= ===  ====== ===

  All of the Company's product sales for the years ended December 31, 1998, 1997 and 1996 were shipped from its facilities located in the United States.

 (n) New Accounting Standards

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in their contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to change in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of a foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This new standard is not anticipated to have a significant impact on the Company's financial statements based on the current structure and operations.

(3) Restructuring

  In the fourth quarter of 1998, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The major component of the restructuring charge relates to the elimination of approximately 67 employees across the following functions:
Engineering (27), Marketing (17), General and Administrative (22) and Services
(1). In addition, 10 employees moved from Engineering to Consulting. Other components related to the exiting of certain contractual arrangements for porting and product integration that resulted from a change in product strategy. Other charges included the write-off of unutilized software, originally intended for use by the sales force but not implemented due to the reduction in marketing personnel. At December 31, 1998 approximately $1,088 of accrued restructuring charges remained, which is comprised of approximately $756 of severance-related costs and $332 of contractual costs. The total cash impact of the restructuring amounted to approximately $1,748. The total cash paid as of December 31, 1998 was approximately $660 and the remaining amount will be paid in 1999. Following are the significant components of the restructuring charge:

   Employee severance, benefits and related costs....................... $1,260
   Write-off of assets..................................................    294
   Termination costs of certain contractual arrangements................    488
                                                                         ------
                                                                         $2,042
                                                                         ======

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)


(4) Acquisitions

 (a) ICentral Incorporated

  On April 30, 1998, the Company acquired all of the outstanding shares of capital stock of ICentral, Incorporated (ICentral) based in Provo, Utah. ICentral specializes in Internet store-building products geared to small and medium-sized businesses. As payment of the purchase price, the Company (i) issued an aggregate of 480,140 shares of the common stock of the Company and
(ii) made a cash payment of $720 to the former stockholders of ICentral. The value of the shares of the Company's common stock issued in connection with the acquisition was approximately $10,000 based on a weighted average market price, as defined. In addition, in connection with this acquisition, the Company entered into employment agreements with certain key employees of ICentral under which the Company agreed to pay bonuses in an aggregate amount of $1,000, depending on certain future events, as defined. The employees earned $667 under the employment agreements in the year ended December 31, 1998. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of ICentral subsequent to April 30, 1998 are included in the Company's consolidated statements of operations. Fifty percent of the shares of common stock issued to the former shareholders of ICentral have been registered for resale pursuant to a registration statement on Form S-3, declared effective by the Securities and Exchange Commission on November 3, 1998.

  The aggregate purchase price of $12,086 consisted of the following:

   Description                                                           Amount
   -----------                                                           -------
   Common stock......................................................... $10,000
   Cash.................................................................     720
   Assumed liabilities..................................................     666
   Acquisition costs....................................................     700
                                                                         -------
     Total purchase price:                                               $12,086
                                                                         =======

  The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has been allocated as follows:

   Description                                                          Amount
   -----------                                                          -------
   Current assets...................................................... $    86
   Other acquired intangible assets....................................   6,300
   In-process research & development...................................   5,700
                                                                        -------
     Total assets acquired:                                             $12,086
                                                                        =======

  As of the acquisition date of ICentral in April 1998, ICentral had initiated a research and development effort related to the third major revision of its flagship ShopSite product suite, an Internet commerce product suite that allows small to medium-sized web merchants to transact business on the Internet. The elements of the product suite are as follows: (1) ShopSite Express, a tool that allows web designers to add a shopping system to any existing web site, (2) ShopSite Manager, which offers the shopping functionality of ShopSite Express combined with an automated commerce site management system, and (3) ShopSite Pro, which combines the features of ShopSite Manager with an additional set of advanced commerce tools including real-time payment processing. The in-process technology included significant new modifications of the features and functionality of the current

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)

suite of products, such as the addition of Cybercash as a payment option, quantity discount interface capability to allow customers to purchase at quantity discounts, tax modifications to allow the merchant to decide whether to calculate tax before or after shipping is calculated, improved shipping configuration of United Parcel Service shipping zones, and a mailing list generator. It is expected that these modifications will further enhance the product's ease of use in the marketplace. As of the acquisition date, the in-process project was approximately 60% complete and it was estimated that the in-process technology would have a seven-year life and that the first product(s) would be introduced during the first quarter of fiscal 1999.

  The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the estimated future product sales of the developed technology. This was determined by estimating the costs of developing the purchased in-process development project into commercially viable products, estimating the resulting net cash flows from the project, adjusting the cash flow for the percentage of completion and the core technology component of the acquired technology and discounting the adjusted net cash flows to their present value. The estimates used to value the future revenue benefits of the in-process research and development were based on elements of relevant market sizes and growth/risk factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

  In the valuation analysis, aggregate revenues for ICentral products were estimated to be approximately $3,300 for fiscal 1998 and increasing to $62,500 in 2007. Revenues for the in-process technology were estimated to be approximately $2,300 for fiscal 1998 and increasing to $28,700 in fiscal 2002, representing a compound annual growth rate of approximately 65%. The estimated revenues for the in-process technologies were expected to peak within four years of the acquisition date. The estimated overall life of the acquired developed technologies of ICentral is five years.

  Operating expenses used in the valuation of ICentral included selling, general and administrative, and research and development expenses. Operating expenses were estimated based on historical expense levels of similar companies operating in similar industries. Selling, general and administrative expenses expressed as a percentage of revenue for the in-process technologies were estimated to be 30% throughout the estimation period. Research and development expenses, also expressed as a percentage of estimated revenue, were estimated to be approximately 32% and 13% in 1998 and 1999, respectively, and stabilized at 20% for the remainder of the estimation period. Cost of sales was estimated based on an analysis of historical information for similar companies operating in similar industries. Cost of sales for both the developed and in-process technologies was estimated to be 19% throughout the estimation period.

  The discount rate selected for both the developed and in-process technologies was 22% and was estimated by calculating a Weighted Average Cost of Capital ("WACC") based on publicly traded guideline companies. The WACC represents the blended, after-tax costs of debt and equity. The cost of equity was estimated using the Capital Asset Pricing Model ("CAPM") and by reviewing venture capital rates of return.

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)


  The valuation analysis was performed in accordance with the provisions of Accounting Principles Board ("APB") Opinions Nos. 16 and 17, wherein all identifiable assets and intangible assets acquired were identified and analyzed to determine their fair market values. In addition, to identify the in-process research and development and determining if there were any alternative future uses for these projects, these projects were evaluated in the context of Interpretation 4 of Financial Accounting Standards Board Statement No. 2 ("SFAS 2") and SFAS No. 86: Accounting For Software Costs. Such evaluation consisted of a specific review of the efforts and uniqueness of the developments of these projects, and a determination of whether technological feasibility had been achieved. Accordingly, the Company believed that the foregoing assumptions used in the ICentral acquired in-process research and development analysis were reasonable at the time of acquisition. However, no assurance can be given that the underlying assumptions used to estimate expected sales revenues, development costs, or profitability, or the events associated with such projects will transpire, or have transpired, as estimated. The Company believes that the ShopSite product suite requires continual upgrading and refinement to remain competitive in the targeted markets. Thus, the failure to complete the in-process projects as scheduled may cause ShopSite revenue to fall off precipitously from forecasted levels. The Company estimates that if the scheduled ShopSite product releases were not achieved, the existing ShopSite product suite would remain commercially viable for only the next 12 to 18 months. The Company recorded approximately $840 of amortization expense relating to these intangible assets during 1998.

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

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)

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

 (c) Folio Corporation

  Pursuant to a Stock Purchase Agreement dated as of February 20, 1997 (the "Stock Purchase Agreement"), the Company acquired all of the outstanding shares of capital stock of Folio Corporation (Folio), a leading supplier of software for managing business-critical information. As payment of the purchase price, the Company (i) issued 897,866 shares of common stock of the Company, (ii) made a cash payment of $10,000, (iii) agreed to issue 897,866 shares of common stock of the Company in January 1998 and (iv) issued a promissory note of the Company in the original principal amount of $10,000 payable in either cash or a combination of cash and common stock of the Company. (See Note 5) The value of the shares of common stock of the Company issued or reserved for issuance was approximately $25,000, based on a weighted average market price, as defined, of the Company's freely tradable shares. The shares of common stock issued in March, 1997 and in January 1998

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)

were not freely tradable due to selling restrictions. Therefore, although 448,933 and 538,342 shares were registered by the Company in August 1997 and February 1998, respectively, upon the request of the former stockholder of Folio as required under the terms of the Stock Purchase Agreement, for purposes of calculating the aggregate consideration paid, the value of such shares, was recorded at a discounted value at the time of issuance. The Stock Purchase Agreement provided for a purchase price adjustment based on the change in the net assets of Folio from the estimated value at December 31, 1996 through the date of closing. As a result of this adjustment, the former stockholder of Folio forfeited 270,116 shares of common stock of the Company to be issued in the transaction. Other equity in the accompanying December 31, 1997 consolidated balance sheet included the value of the shares to be issued in January 1998, net of the forfeited shares. The Company repaid $5,000 of the note payable issued to Reed Elsevier in 1997 in connection with the Folio acquisition with a $1,818 cash payment. The balance of $3,182 was settled by the issuance of common stock. The Company repaid the remaining $5 million in cash in March 1999. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Folio subsequent to March 7, 1997 are included in the Company's consolidated statements of operations. For tax purposes, this transaction will be treated as a deemed asset purchase in accordance with the Internal Revenue Code
Section 338(h)(10).

  The aggregate purchase price of $45,512 consisted of the following:

   Description                                                           Amount
   -----------                                                           -------
   Common stock......................................................... $21,612
   Cash paid............................................................  11,818
   Note payable.........................................................   5,000
   Assumed liabilities..................................................   5,682
   Acquisition costs....................................................   1,400
                                                                         -------
     Total purchase price:                                               $45,512
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
                                                                        =======

  The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations. The amount allocated to in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial development and testing prior to reaching technological feasibility. However, there can be no assurance that these projects will reach technological feasibility or develop into products that may be sold profitably by the Company. The technology acquired in the acquisition of Folio has required, and will continue to require, substantial additional development by the Company. The intangible assets are being amortized over

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)

five to seven years. The Company recorded approximately $1,620 and $1,351 of amortization expense relating to these intangible assets during 1998 and1997, respectively.

 (d) Pro Forma Results of Operations

  The following unaudited pro forma combined results of operations of the Company assume that the Waypoint and Folio acquisitions were completed on January 1, 1997.

   Total revenues.................................................... $ 64,005
                                                                      --------
   Net loss..........................................................  (26,773)
                                                                      ========
   Net loss per share--basic and diluted............................. $  (0.85)
                                                                      ========

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

  The results prior to the ICentral acquisition were not material to the Company. Accordingly, ICentral proforma results for 1998 and 1997 were not presented.

(5) Long-Term Obligations

 (a) Line-of-Credit Arrangement

  The Company has an unsecured credit facility arrangement with a bank, which provides up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate (7.75% at December 31, 1998). The Company is required to comply with certain restrictive covenants under this agreement and the line is collateralized by the Company's accounts receivable. The Company was in compliance with all such covenants at December 31, 1998. During 1998, the Company increased its borrowings under this facility to $11,000 and $4,000 remained available as of December 31, 1998.

 (b) Note Payable

  In connection with the acquisition of Folio, Corp. (See Note 4) the Company issued a $10,000 promissory note payable to Reed Elsevier. The note is payable in either cash or shares of common stock of the Company. The Company is required to make payments in total of $10,000 and the note bears interest at 8%. During 1998, the Company made a $5,000 payment on the note comprised of cash of $1,818 and 220,701 shares of common stock valued at $3,182. The balance of the note payable was paid in cash in March 1999.

 (c) Mortgage

  In July 1998, the Company entered into a $2,800 mortgage of its Provo, Utah, building which bears interest at the fixed rate of 8.5%. The mortgage principal payments are based upon a 20-year term with a balloon payment of $2,468 due on June 19, 2003.

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)


 (d) Obligation Under License Agreement

  During 1994, the Company entered into a license agreement with a university to utilize certain patented computer software. The Company expensed the present value of the future commitments under contract, $217, as a component of research and development expense during 1994. The balance of the obligation was $94 and $149 at December 31, 1998 and 1997, respectively. The obligation will be repaid in annual installments of $52 through 2000.

  Future maturities of long-term obligations as of December 31, 1998 are as follows:

   Year ending December 31,
   1999................................................................. $   88
   2000.................................................................    110
   2001.................................................................     68
   2002.................................................................     74
   2003.................................................................     81
   Thereafter...........................................................  2,456
                                                                         ------
                                                                          2,877
   Less Current Portion.................................................     88
                                                                         ------
   Total long-term obligations..........................................  2,789
                                                                         ======

(6) Income Taxes

  The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

  The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 consists of foreign income and withholding taxes.

  At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $96,000, which expire through 2005 - 2018. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholders over a three-year period. The Company believes it has experienced a change in ownership in excess of 50%. The Company does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards.

  The components of the Company's deferred tax asset are as follows:

                                                                1998     1997
                                                               -------  -------
   Net operating loss carryforwards........................... $38,594  $26,000
   Amortization of intangibles................................  15,393    9,790
   Tax credit carryforwards...................................   2,087    1,400
   Temporary differences......................................    (762)   2,021
                                                               -------  -------
   Total deferred tax assets..................................  55,312   39,211
   Less--valuation allowance.................................. (55,312) (39,211)
                                                               -------  -------
   Net deferred tax assets.................................... $   --   $   --
                                                               =======  =======

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)


  It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes, the operating losses incurred to date, and believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 1998 and 1997. The increase in the valuation allowance during these periods primarily relates to the Company's operating results.

(7) Stockholders' Equity

 (a) Preferred Stock

  In April 1996, the Company's Board of Directors authorized the issuance of up to 2,000,000 shares of $.10 par value preferred stock. At December 31, 1998, no shares are issued and outstanding.

 (b) Common Stock

  In April 1996, the stockholders authorized the issuance of up to 100,000,000 shares of common stock. At December 31, 1998, there are 20,051,000 shares reserved for issuance under the Company's option and stock purchase plans.

 (c) Private Placements

  In June 1998, Intel Corporation made an investment in the Company, purchasing 335,852 unregistered shares of the Company's common stock for an aggregate purchase price of $5,000. In addition, the Company plans to port its Transact software to Intel Pentium(R) Processor II-based servers running Windows NT and Intel's next-generation IA-64 processor. The estimated costs of $1--2 million associated with the port will be expensed as incurred with a completion of the IA-64 version expected at the time of the release of Intel's next-generation IA-64 processor. The Company expensed approximately $200 in the year ended December 31, 1998. The two companies also plan to collaborate on joint marketing activities.

  In July 1998, CMG Information Services, Inc., an investor and developer of Internet companies ("CMG") and Capital Ventures International, a fund managed by Heights Capital Management ("CVI"), made a $20,000 equity investment in the Company. Pursuant to the terms of the agreements, the Company issued an aggregate of 1,545,893 shares of common stock of the Company to CMG and CVI at a price of $12.94 per share. In addition, the Company issued to CMG and CVI warrants to purchase 334,728 shares of common stock at a price of $16.43 per share. The Company filed a registration statement on Form S-3, covering all such shares of common stock, which was declared effective by the Securities and Exchange Commission on August 13,1998.

 (d) Initial Public Offering

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

 (e) Stockholders' Rights

  In January 1998, the Company's Board of Directors adopted a Shareholder Protection Rights Plan declaring a dividend of one right for each share of the Company's common stock outstanding at the close of business on

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)

February 12, 1998. The rights entitle the Company's shareholders to purchase one one-thousandth of a share of a series of junior participating preferred stock of the Company at an exercise price of $65.00. The rights become exercisable in the event that another party acquires or announces its intention to acquire beneficial ownership of 18% or more of the Company's common stock. Such percentage may, at the Board's discretion, be lowered, although in no event may it be lower than 10%. In the event of such an acquisition or similar event, each right, except those owned by the acquirer, will enable the holder of the right to purchase that number of common shares of the Company which equals the exercise price of the right divided by one-half of the market price of the common stock. In addition, if the Company is involved in a merger or other transaction with another party in which it is not the surviving corporation, or it sells or transfers 50% or more of its assets or earning power to another party, each right will entitle its holder to purchase that number of shares of common stock of the other party which equals the exercise price of the right divided by one-half of the market price of such common stock. The rights expire ten years from the date of the grant.

 (f) 1994 Stock Incentive Plan

  During 1994, the Company's Board of Directors adopted the 1994 Stock Incentive Plan (the Incentive Plan). Under the Incentive Plan, as amended, the Company has reserved and may issue up to 19,201,000 shares of common stock or options to purchase common stock. As of December 31, 1998, there are 4,857,000 shares available for issuance under the Incentive Plan.

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

  The Company records deferred compensation when stock options are granted to employees at an exercise price per share that is less than the fair market value on the date of the grant. Deferred compensation is recorded in an amount equal to the excess of the fair market value per share over the exercise price multiplied by the number of shares purchasable under the option. During 1997, the Company recorded $330 of deferred compensation for an option to purchase 30,000 shares of common stock. Compensation of $55 was recognized as an expense in 1997. In 1998, in connection with the termination of the employee, the Company reversed $55 of compensation expense recorded in 1997. Additionally, in connection with the modification of a certain option agreement, the Company recorded $22 and $50 in compensation expense in 1998 and 1997, respectively.

Repricing

  In November 1998, the Compensation Committee of the Board of Directors authorized a Stock Option Exchange Program (the Program). Under the terms of the program all current employees excluding executive

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)

officers subject to regulation 16 had the option to request that the Company cancel their existing options and replace them with a new option. Options for a total of 2,258,153 shares were surrendered under the program by employees and exchanged for new options at the new option exercise price and vesting schedule. The new exercise price is equal to the fair market value of the Company's common stock on November 13, 1998, or $7.875. The repriced shares are subject to certain selling restrictions though 1999. These repriced options are reflected as grants and cancellations in the stock activity below.

  The following is a summary of the stock option activity:

                                                                     Weighted
                                                       Number of   Average Price
                                                         Shares      per Share
                                                       ----------  -------------
   Outstanding, December 31, 1995.....................  4,904,000     $ 0.37
     Granted..........................................  1,469,000      11.21
     Exercised........................................ (1,138,000)      0.41
     Terminated.......................................   (268,000)      3.74
                                                       ----------     ------
   Outstanding, December 31, 1996.....................  4,967,000     $ 3.38
     Granted..........................................  2,708,000      11.17
     Exercised........................................   (710,000)      0.50
     Terminated.......................................   (728,000)      9.44
                                                       ----------     ------
   Outstanding, December 31, 1997.....................  6,237,000     $ 6.38
     Granted..........................................  4,546,000      12.59
     Exercised........................................   (977,000)      3.53
     Terminated....................................... (4,080,000)     11.47
                                                       ----------     ------
   Outstanding, December 31, 1998.....................  5,726,000     $ 6.24
                                                       ==========     ======
   Exercisable, December 31, 1996.....................  2,232,000     $ 0.82
                                                       ==========     ======
   Exercisable, December 31, 1997.....................  2,107,000     $ 2.86
                                                       ==========     ======
   Exercisable, December 31, 1998.....................  2,021,000     $ 2.91
                                                       ==========     ======

                                     Options Outstanding                Options Exercisable
                         ------------------------------------------- --------------------------
                                         Weighted        Weighted                   Weighted
                                         Average         Average                    Average
Range of Exercise          Number       Remaining     Exercise Price   Number    Exercise Price
  Prices                 Outstanding Contractual Life   per Share    Outstanding   per Share
-----------------        ----------- ---------------- -------------- ----------- --------------
$00.17-00.18............    361,000        6.14           $ 0.17        354,000      $ 0.17
$00.25-00.25............  1,289,000        6.81           $ 0.25      1,091,000      $ 0.25
$01.50-07.50............    372,000        8.29           $ 4.88        103,000      $ 3.41
$07.88-07.88............  2,448,000        8.86           $ 7.88          4,000      $ 7.87
$09.38-11.25............    811,000        8.15           $10.62        353,000      $10.55
$11.87-16.13............    414,000        8.87           $12.35        110,000      $12.22
$17.25-17.25............     24,000        9.92           $17.25            --          --
$17.50-17.50............      2,000        7.58           $17.50          2,000      $17.50
$21.38-21.38............      1,000        9.25           $21.38            --          --
$21.50-21.50............      4,000        7.85           $21.50          4,000      $21.50
                          ---------        ----           ------      ---------      ------
                          5,726,000        8.09           $ 6.24      2,021,000      $ 2.91
                          =========                                   =========

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)


 (g) The 1996 Director Option Plan

  In April 1996, the Company's Board of Directors approved the 1996 Director Option Plan (the Director Plan) whereby the Company has reserved and may issue up to 100,000 shares of common stock. Under the terms of the Director Plan, each newly elected director will be granted an option to purchase 20,000 shares of common stock. In addition, commencing with the 1998 annual meeting of the stockholders and for every annual meeting of stockholders thereafter, each director who is not a founder or employee of the Company will be granted an option to purchase 6,000 shares of common stock. These options vest over a four-year period and expire 10 years from the date of grant at the then fair market value. The vesting of these options will accelerate upon a change of control, as defined. At December 31, 1998, there were 68,267 options outstanding under the Director Plan.

 (h) The 1996 Employee Stock Purchase Plan

  In April 1996, the Company's Board of Directors approved the 1996 Employee Stock Purchase Plan (the Purchase Plan) whereby, the Company has reserved and may issue up to an aggregate of 750,000 shares of its common stock for issuance in accordance with the Purchase Plan. Under the terms of the Purchase Plan, employees who meet certain eligibility requirements may purchase shares of the Company's common stock at 85% of the closing price of the common stock on the first or last day of each six-month offering period, whichever is lower. In 1998 and 1997 the Company issued 132,000 and 59,000 shares, respectively for gross proceeds of approximately $1,147, and $658, respectively. At December 31, 1998 there are 559,000 shares available for issuance under the plan.

 (i) Pro Forma Disclosure of Stock-Based Compensation

  In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to nonemployees in the consolidated statement of operations. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 1998, 1997 and 1996 using the Black-Scholes option pricing model. The weighted average assumptions used for 1998, 1997 and 1996 are as follows:

                                             1998         1997         1996
                                          -----------  -----------  -----------
   Risk-free interest rate............... 4.70%--4.91% 5.75%--6.88% 5.54%--6.76%
   Expected dividend yield...............         --           --           --
   Expected life.........................     6 years      7 years      7 years
   Expected volatility...................         108%          70%          70%

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)


  The total value of the options granted to employees and stock issued under the employee stock purchase plan during 1998, 1997 and 1996 was computed as approximately $32,302, $16,943 and $9,716, respectively. Of these amounts approximately $7,830, $8,908 and $4,725 would be charged to operations for the years ended December 31, 1998, 1997 and 1996, respectively. The remaining amount, approximately $19,430, would be amortized over the remaining vesting periods. The pro forma effect of these option grants for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                    1998      1997      1996
                                                  --------  --------  --------
   Net loss, as reported......................... $(30,472) $(58,006) $(26,510)
                                                  ========  ========  ========
   Net loss, pro forma........................... $(38,302) $(66,914) $(31,235)
                                                  ========  ========  ========
   Net loss per share--basic and diluted
     As reported................................. $  (0.91) $  (1.87) $  (1.31)
                                                  ========  ========  ========
     Pro forma................................... $  (1.14) $  (2.16) $  (1.54)
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

 (j) Common Stock Purchase Warrant

  During September 1996, the Company issued a stock purchase warrant to one of its customers for the purchase of 100,000 shares of the Company's common stock at an exercise price of $25.00 per share. At the time of issuance, the Company recorded a charge of $211, representing the fair market value of the warrant, as calculated using the Black-Scholes option pricing model. The warrant expired on December 31, 1997.

(8) Commitments

 (a) Facilities

  The Company leases its facilities and certain equipment under operating leases that expire through February 2010. The future minimum lease commitments at December 31, 1998, net of sublease income, are as follows:

   Year Ended December 31,
     1999.............................................................. $  2,460
     2000..............................................................    2,754
     2001..............................................................    3,003
     2002..............................................................    2,933
     2003..............................................................    2,770
     Thereafter........................................................   18,858
                                                                        --------
                                                                        $ 32,778
                                                                        ========

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)


  Rent expense included in the accompanying consolidated statements of operations was approximately $2,911, $2,670, and $1,903 for the years ended December 31, 1998, 1997, and 1996, respectively. The Company subleases a portion of its Burlington office space. Additionally, the Company sublet the remaining portion of its Cambridge facility in 1998.

 (b) Sale of Accounts Receivable

  The Company has a non-recourse factoring agreement under which it can factor up to $8,000 of qualified accounts receivable, as defined. The Company sold approximately $3,000 of accounts receivable during the second quarter of 1998. There was $1,750 of accounts receivable outstanding under the factoring agreement at December 31, 1998. The Company sold no accounts receivable during the third and fourth quarters of 1998. As of December 31, 1998 the Company had $6,250 available under this agreement. The Company records these transactions as a sale of financial assets in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as it surrenders control over these receivables upon transfer.

 (c) Employment Agreements

  The Company has entered into an employment agreement with an executive officer that provides for bonus and severance benefits for a year upon termination of employment, under certain circumstances, as defined. In connection with the ICentral and Waypoint acquisitions (see Note 4(a and b)), the Company entered into certain employment agreements.

(9) Related Party Transactions

  The Company has entered into agreements with certain stockholders that provide for product and service revenues. The Company believes that the terms of these transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company recognized product and service revenues from related parties of approximately $208, $6,129 and $2,500 during the years ended December 31, 1998, 1997 and 1996, respectively. The Company had related party accounts receivable of approximately $5, and $182 and related party deferred revenue of approximately $196 and $81 included in the accompanying consolidated balance sheets as of December 31, 1998 and 1997, respectively, from certain stockholders.

  On February 5, 1996, the Company loaned $1,500 to a founder and director of the Company. The loan was nonrecourse and was secured by a pledge of 375,000 shares of common stock and bore interest at a rate of 5.61% per annum. The founder and director repaid the principal and interest in full during 1998.

(10) Employee Benefit Plan

  In October 1995, the Company adopted a 401(k) savings and investment plan (the 401(k) Plan) for eligible employees. Each participant may elect to contribute up to 15% of his or her compensation for the plan year, subject to certain limitations, as defined. Company matching contributions are made to the 401(k) Plan at the discretion of the Board of Directors. To date there have been no discretionary contributions made by the Company to the 401(k) Plan.

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)


(11) Accrued Expenses

  Accrued expenses consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
   Payroll and related expenses................................ $ 5,801 $ 6,169
   Professional and consulting fees............................   1,588   1,899
   All other...................................................   6,303   6,372
                                                                ------- -------
                                                                $13,692 $14,440
                                                                ======= =======

(12) Deferred Revenues

  Deferred revenues consist of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
   Future product deliverables................................... $  104 $  726
   Sublicense fees...............................................    --   1,601
   Prepaid service revenues......................................  4,444  2,603
                                                                  ------ ------
                                                                  $4,548 $4,390
                                                                  ====== ======

(13) Subsequent Events

  In March 1999, the Company restated its June 30, 1998 and September 30, 1998 financial statements to reflect a change for the purchase price allocation related to the 1998 acquisition of ICentral and the related amortization of intangibles. This adjustment decreased the amount previously allocated to in-process technology by $5,100, which has been capitalized as developed technology and goodwill and will be amortized on a straight-line basis over five years. The restatement was the result of concerns presented by the Securities and Exchange Commission (SEC) regarding the valuation methodology used for the determination of charges for acquired in-process research and development costs. The Company believes that its periodic reports filed June 30, 1998 and September 30, 1998, which included such charges related to the acquisition costs for ICentral, were made in accordance with generally accepted accounting principles and established industry practices at the time. In addition, the valuation of the acquired in-process research and development was supported by an independent evaluation by Arthur Andersen LLP.

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

                               OPEN MARKET, INC.

                (In Thousands, except Share and Per Share Data)



                                   PART III

  The information required by Items 10 through 13 are incorporated by reference to the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders' scheduled for May 12, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    (1) Financial Statements

      Report of Independent Accountants

      Consolidated Balance Sheet as of December 31, 1998 and 1997

      Consolidated Statement of Operations for the years ended December 31, 1998, 1997 and 1996

      Consolidated Statement of Stockholders Equity for the years ended December 31, 1998, 1997 and 1996

      Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules

      Schedule II--Valuation and Qualifying Accounts

      Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

  (b) Reports on Form 8-K.

      None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Open Market, Inc.

                                                    /s/ Gary B. Eichhorn
                                          By: _________________________________
                                                      Gary B. Eichhorn
                                                 President, Chief Executive
                                                          Officer

Date: March 31, 1999

  Pursuant to the requirements of the Securities Exchange Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Gary B. Eichhorn          President, Chief Executive   March 26, 1999
______________________________________  Officer and Director
           Gary B. Eichhorn             (Principal Executive
                                        Officer)

         /s/ Regina O. Sommer          Senior Vice President and    March 26, 1999
______________________________________  Chief Financial Officer
           Regina O. Sommer             (Principal Financial and
                                        Accounting Officer)

          /s/ Gulrez Arshad            Director                     March 26, 1999
______________________________________
            Gulrez Arshad

        /s/ Thomas H. Bruggere         Director                     March 29, 1999
______________________________________
          Thomas H. Bruggere

          /s/ Shikhar Ghosh            Director                     March 30, 1999
______________________________________
            Shikhar Ghosh

                                       Director                     March xx, 1999
______________________________________
            Brian J. Knez

        /s/ William S. Kaiser          Director                     March 29, 1999
______________________________________
          William S. Kaiser

       /s/ Eugene F. Quinn             Director                     March 29, 1999
______________________________________
           Eugene F. Quinn

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Open Market, Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements of Open Market, Inc. and subsidiaries included in this 10-K and have issued our report thereon dated February 2, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
February 2, 1999

                                                                     Schedule II

                               OPEN MARKET, INC.

                       Valuation and Qualifying Accounts

                                 (In Thousands)

Allowance for doubtful accounts

                             Balance at                             Balance at
                             Beginning                                End of
                             of Period  Additions Deductions Other*   Period
                             ---------- --------- ---------- ------ ----------
Year Ended December 31,
 1996.......................   $   25    $  175      $--      $--     $  200
                               ======    ======      ====     ====    ======
Year Ended December 31,
 1997.......................   $  200    $1,473      $733     $530    $1,470
                               ======    ======      ====     ====    ======
Year Ended December 31,
 1998.......................   $1,470    $1,504      $451     $--     $2,523
                               ======    ======      ====     ====    ======

* Other represents allowance for doubtful accounts acquired in the Folio acquisition.

Restructuring charge

Year Ended December 31,
 1998.......................   $  --     $2,042      $954     $--     $1,088
                               ======    ======      ====     ====    ======

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

  2.2+   Stock Purchase Agreement, dated as of February 20, 1997, among Folio
         Corporation, Reed Elsevier, Inc. and Registrant.(2)

  2.3    Agreement and Plan of Merger, dated as April 29, 1998, among the
         Registrant, Norway Acquisition Corporation, a wholly owned subsidiary of the Registrant and ICentral, Incorporated.(3)

  3.1    Amended and Restated Certificate of Incorporation of the Registrant.(4)

  3.2    Amended and Restated By-laws of the Registrant.(4)

  4.1 Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.(4)

  4.2    Form of Rights Certificate.(5)

  4.3 Rights Agreement, dated as of January 26, 1998 between the Registrant and BankBoston N.A.(6)

  4.4    Amendment No. 1, dated as of February 17, 1999, to the Rights
         Agreement dated as of January 26, 1998, between the Registrant and BankBoston N.A., as Rights Agent.(7)

 10.1    1994 Stock Incentive Plan, as amended.(4)#

 10.2    1996 Employee Stock Purchase Plan.(4)#

 10.3    1996 Director Option Plan.(4)#

 10.4 Employment Agreement between the Registrant and Gary B. Eichhorn, dated November 7, 1995.(4)#

 10.5 Amendment No. 1, dated as of April 15, 1998, to Employment Agreement between the Registrant and Gary B. Eichhorn, dated November 7,
         1995.(8)#

 10.6 Invention and Non-Disclosure Agreement dated November 10, 1995, between the Registrant and Gary B. Eichhorn.(4)

 10.7 Promissory Note dated February 5, 1996 in the principal amount of $1,500,000 issued by David K. Gifford to the Registrant.(4)

 10.8    Pledge Agreement dated February 5, 1996, between the Company and David
         K. Gifford.(4)

 10.9    Allonge to Term Note between David K. Gifford and Registrant dated
         November 19, 1997.(11)

 10.10+  Master Agreement, dated as of August 23, 1995, by and between FTP
         Software, Inc. and the Registrant.(4)

 10.11+ Development and Services Agreement dated as of January 1, 1995 by and between Time Inc. New Media and the Registrant, as amended.(4)

 10.12+ Master Development Agreement, dated as of February 21, 1995, by and between Conde Net, Inc. and the Registrant.(4)

 10.13+ TMS Software License Agreement, dated as of February 27, 1996, by and between Tribune Interactive Network Services and the Registrant.(4)

 10.14+  License Agreement dated October 17, 1994 by and between Massachusetts
         Institute of Technology and the Registrant.(4)

 10.15+  Software License Agreement, effective March 15, 1996, by and between
         Novell, Inc. and the Registrant.(4)


 Exhibit
   No.                               Description
 -------                             -----------
 10.16+  Master Development Agreement, dated as of May 22, 1995, by and between Parade Net, Inc. and the Registrant.(4)

 10.17+  OEM Master License Agreement, dated June 30, 1995, by and between
         RSA Data Security, Inc. and the Registrant.(4)

 10.18+ Public Key Patent License, effective as of September 6, 1995, by and between Caro-Kann Corporation and the Registrant.(4)

 10.19 Start-Up Services Agreement, dated as of February 27, 1996, by and between the Registrant and Tribune Interactive Network Services.(4)

 10.20   Founder's Agreement dated June 8, 1994 by and between David K.
         Gifford and the Registrant.(4)#

 10.21+  License and Exclusive Distribution Agreement dated as of April 10,
         1996 by and between Time Inc. New Media and the Registrant.(4)

 10.22+  Promissory Note dated as of March 7, 1997 by and between Reed
         Elsevier, Inc. and Registrant.

 10.23   Lease between Wayside Realty Trust and Registrant dated March 11,
         1997.(11)

 10.24   Loan and Security Agreement between Silicon Valley Bank and
         Registrant dated
         September 26, 1997.(9)

 10.25   Export-Import Bank Loan and Security Agreement between Silicon
         Valley Bank and Registrant dated September 26, 1997.(9)

 10.26 Securities Purchase Agreement, dated as of July 30, 1998, by and among the Registrant and CMG Information Services, Inc.(10)

 10.27 Securities Purchase Agreement dated as of July 30, 1998, by and among the Registrant and Capital Ventures International.(10)

 10.28   Stock Purchase Warrant, dated July 30, 1998, by and between the
         Registrant and CMG Information Services, Inc.(10)

 10.29   Stock Purchase Warrant, dated July 30, 1998, by and between the
         Registrant and Capital Ventures International.(10)

 10.30 Registration Rights Agreement, dated as of July 30, 1998, by and among the Registrant and CMG Information Services, Inc.(10)

 10.31 Registration Rights Agreement, dated as of July 30, 1998, by and among the Registrant and Capital Ventures International.(10)

 10.32 Form of Executive Retention Agreement entered into by the Registrant on one hand, and each of the following executive officers of the Registrant, Thomas A. Nephew, Regina O. Sommer,
         Peter Y. Woon, Gregory Pope, Michael S. Messier, Jeff Bussgang and
         James Keller, on the other hand.(11)

 10.33* Severance Agreement dated December 14, 1998 between the Registrant and Shikhar Ghosh.

 21.1*   Subsidiaries of the Registrant.

 23.1*   Consent of Arthur Andersen LLP.

 27.1*   Financial Data Schedule

--------
 *  Filed herewith.
 #  Denotes management contract or compensatory plan or arrangement.
 + Confidential treatment requested as to certain portions which have been omitted and filed separately with the Securities and Exchange Commission.
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 27, 1997.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 24, 1997.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 30, 1998.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on April 10, 1996 and amended on April 29, 1996 and May 14, 1996 (File No. 333-03340).
(5) Incorporated by reference to Exhibit B to Exhibit1 to the Registrant's Form 8-A filed January 30, 1998.
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 30, 1998.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 17, 1999.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 30, 1998.
(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.