Form 10-K/A
period 1998-12-31
OPEN MARKET INC
filed 1999-04-02
CIK 926019

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                               ----------------

            AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              INTRODUCTORY NOTE

        Due to a printer error, the Annual Report on Form 10-K filed on March 31, 1999 contained a draft document not related to the Annual Report on Form 10-K, which was not intended to be part of that filing. The Registrant is hereby refiling its Annual Report on Form 10-K/A to delete that document.

                               Table of Contents

                                     PART I

1. Business...............................................................  3

2. Properties.............................................................  12

3. Legal Proceedings......................................................  12

4. Submission of Matters to a Vote of Security Holders....................  12

                                    PART II

5. Market for the Registrant's Common Equity and Related Stockholder
   Matters................................................................  13

6. Selected Financial Data................................................  14

7. Management's Discussion and Analysis of Financial Condition And Results
   of Operations..........................................................  15

7A. Quantitative and Qualitative Disclosure About Market Risk.............  29

8. Consolidated Financial Statements and Supplementary Data...............  30

9. Changes In and Disagreements with Accounting and Financial Disclosure..  30



                                    PART III

10. Directors and Executive Officers of the Registrant....................  54

11. Executive Compensation................................................  55

12. Security Ownership of Certain Beneficial Owners and Management........  55

13. Certain Relationships and Related Transactions........................  55


                                    PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......  56

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

                                                    For the Years Ended
                                                        December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
                                                     (In Thousands, Except
                                                    Share and Per Share Data)
Operating Information
Revenues:
  Revenues...................................... $ 62,145  $ 61,260  $ 22,501
  Cost of revenues..............................   17,299    11,643     5,493
                                                 --------  --------  --------
  Gross profit..................................   44,846    49,617    17,008
                                                 --------  --------  --------
  Selling and marketing.........................   32,013    36,554    23,810
  Research and development......................   23,275    26,732    16,393
  General and administrative....................   11,954    11,335     5,925
  In-process research and development...........    5,700    34,250       --
  Restructuring charge..........................    2,042       --        --
                                                 --------  --------  --------
  Total operating expenses......................   74,984   108,871    46,128
                                                 --------  --------  --------
  Loss from operations..........................  (30,138)  (59,254)  (29,120)
                                                 --------  --------  --------
  Interest income, net..........................      276     2,050     2,963
  Other (expense) income........................     (285)     (218)        7
                                                 --------  --------  --------
  Loss before provision for income taxes........  (30,147)  (57,422)  (26,150)
                                                 --------  --------  --------
  Provision for income taxes....................      325       584       360
                                                 --------  --------  --------
  Net loss...................................... $(30,472) $(58,006) $(26,510)
                                                 --------  --------  --------
  Weighted average shares outstanding--basic and
   diluted**....................................   33,483    30,994    20,923
  Net loss per share--basic and diluted**....... $  (0.91) $  (1.87) $  (1.31)
                                                 ========  ========  ========

                                                             December 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
Balance Sheet Information
Cash and marketable securities......................... $34,879 $30,638 $72,033
Working capital........................................ $27,845 $18,840 $66,820
Total assets........................................... $94,958 $80,874 $85,802
Stockholders' equity................................... $54,993 $43,459 $72,367
Number of shares outstanding...........................  35,291  30,971  28,565
Number of employee and contractors.....................     398     527     351
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

                                       Three Months Ended (all amounts in thousands)
                          -------------------------------------------------------------------------------
                          Mar. 31,  June 30,  Sept. 30,  Dec. 31,  Mar. 31,  June 30,  Sept. 30,  Dec. 31,
                            1997      1997      1997       1997      1998      1998      1998      1998
                          --------  --------  ---------  --------  --------  --------  ---------  --------
                                                                             Restated  Restated   Restated
Revenues:
Product revenues........  $  9,056  $12,433   $11,859    $14,820   $11,273   $ 12,157   $ 8,693   $10,122
Service revenues........     2,302    3,101     3,872      3,817     3,929      4,369     5,670     5,932
                          --------  -------   -------    -------   -------   --------   -------   -------
  Total revenues........    11,358   15,534    15,731     18,637    15,202     16,526    14,363    16,054
                          --------  -------   -------    -------   -------   --------   -------   -------
Cost of Revenues:
Product revenues........       866      639       468        504       600        742       702       723
Service revenues........     2,122    2,400     2,294      2,350     2,906      3,503     3,850     4,273
                          --------  -------   -------    -------   -------   --------   -------   -------
  Total cost of
   revenues.............     2,988    3,039     2,762      2,854     3,506      4,245     4,552     4,996
                          --------  -------   -------    -------   -------   --------   -------   -------
  Gross profit..........     8,370   12,495    12,969     15,783    11,696     12,281     9,811    11,058
                          --------  -------   -------    -------   -------   --------   -------   -------
Operating Expenses:
Selling and marketing...     7,982    9,590     9,417      9,565     7,876      8,007     8,097     8,033
Research and
 development............     5,375    7,461     7,107      6,789     6,776      6,568     5,350     4,581
General and
 administrative.........     2,371    3,284     3,021      2,659     2,929      3,021     3,212     2,792
In-process research and
 development............    34,250      --        --         --        --       5,700       --        --
Restructure charge......       --       --        --         --        --         --        --      2,042
                          --------  -------   -------    -------   -------   --------   -------   -------
  Total operating
   expenses.............    49,978   20,335    19,545     19,013    17,581     23,296    16,659    17,448
                          --------  -------   -------    -------   -------   --------   -------   -------
  Loss from operations..   (41,608)  (7,840)   (6,576)    (3,230)   (5,885)   (11,015)   (6,848)   (6,390)
                          --------  -------   -------    -------   -------   --------   -------   -------
Interest income.........       890      710       719        509       318        291       376       388
Interest expense........       (50)    (220)     (287)      (220)     (240)      (296)     (312)     (249)
Other (expense) income..       (36)     (49)      (95)       (39)      (10)       (62)       19      (232)
                          --------  -------   -------    -------   -------   --------   -------   -------
  Loss before income
   taxes................   (40,804)  (7,399)   (6,239)    (2,980)   (5,817)   (11,082)   (6,765)   (6,483)
                          --------  -------   -------    -------   -------   --------   -------   -------
Provision for income
 taxes..................       340      111       133        --         32         33       121       139
                          --------  -------   -------    -------   -------   --------   -------   -------
  Net loss..............  $(41,144) $(7,510)  $(6,372)   $(2,980)  $(5,849)  $(11,115)  $(6,886)  $(6,622)
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

  (b) Reports on Form 8-K.

      None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: April 2, 1999

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