Form 10-Q
period 1999-03-31
OPEN MARKET INC
filed 1999-05-17
CIK 926019

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------
                                   FORM 10-Q
                                ---------------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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



As of April 30, 1999, there were 35,985,156 shares of the Registrant's Common Stock outstanding.

================================================================================

                               OPEN MARKET, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

  Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.     3

  Consolidated Statements of Operations for the three months ended March 31,
  1999 and 1998.                                                              4

  Consolidated Statements of Cash Flows for the three months
  ended March 31, 1999 and 1998.                                              5

  Notes to Consolidated Financial Statements                                  6

ITEM 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                          9


ITEM 3.  Quantitative and Qualitative Disclosures about
 Market Risk.                                                                18


PART II - OTHER INFORMATION

    ITEM 1.  Legal Proceedings                                               18

    ITEM 2.  Changes in Securities and Use of Proceeds                       18

    ITEM 3.  Defaults Upon Senior Securities                                 18

    ITEM 4.  Submission of Matters to a Vote of Security Holders             18

    ITEM 5.  Other Information                                               18

    ITEM 6.  Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                   19

EXHIBIT INDEX                                                                20

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
                               OPEN MARKET, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                                                                                             As Restated
                                                                                      March 31,              December 31,
                                                                                        1999                     1998
                                                                               --------------------     -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                               $  17,876               $  19,921
  Marketable securities                                                                      14,854                  14,958
  Accounts receivable, net of allowances of $2,514 and $2,523, respectively                  22,717                  28,250
  Prepaid expenses and other current assets                                                   2,160                   1,892
                                                                               --------------------     -------------------
     Total current assets                                                                    57,607                  65,021
                                                                               --------------------     -------------------

Property, plant and equipment, at cost:
  Computers and office equipment                                                             15,013                  14,743
  Leasehold improvements                                                                      5,379                   5,421
  Land & building                                                                             4,200                   4,200
  Furniture & fixtures                                                                        2,130                   2,157
                                                                               --------------------     -------------------
     Total property and equipment                                                            26,722                  26,521
  Less: Accumulated depreciation and amortization                                            12,152                  11,093
                                                                               --------------------     -------------------
     Net property and equipment                                                              14,570                  15,428

Long-term marketable securities                                                                 710                   1,510
Intangible assets, net                                                                       10,906                  11,627
Other assets                                                                                  1,372                   1,372
                                                                               --------------------     -------------------
                                                                                          $  85,165               $  94,958
                                                                               ====================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                          $  10,350               $  11,000
  Note payable                                                                                    -                   5,000
  Accounts payable                                                                            2,329                   2,848
  Accrued expenses                                                                           11,698                  13,692
  Deferred revenues                                                                           4,719                   4,548
  Current maturities of long-term obligations                                                    96                      88
                                                                               --------------------     -------------------
     Total current liabilities                                                               29,192                  37,176
                                                                               --------------------     -------------------

Long-term obligations, net of current maturities                                              2,764                   2,789

Stockholders' equity:
  Preferred stock, $.10 par value -
   Authorized - 2,000,000 shares;
   Issued and outstanding  none                                                                   -                       -
  Common stock, $.001 par value -
   Authorized - 100,000,000 shares;
   Issued and outstanding  35,785,000 shares and 35,291,000 shares at
    March 31, 1999 and December 31, 1998, respectively                                           36                      35
  Additional paid-in capital                                                                187,530                 186,074
  Accumulated deficit                                                                      (134,357)               (131,116)
                                                                               --------------------     -------------------
   Total stockholders' equity                                                                53,209                  54,993
                                                                               --------------------     -------------------
                                                                                          $  85,165               $  94,958
                                                                               ====================     ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                   --------------------------------------
                                                           1999                 1998
                                                   -----------------     ----------------
REVENUES:
   Product revenues                                          $10,075              $11,273
   Service revenues                                            5,521                3,929
                                                   -----------------     ----------------
        Total revenues                                        15,596               15,202
                                                   -----------------     ----------------

COST OF REVENUES:
   Product revenues                                              635                  600
   Service revenues                                            3,904                2,906
                                                   -----------------     ----------------
        Total cost of revenues                                 4,539                3,506
                                                   -----------------     ----------------
        Gross profit                                          11,057               11,696
                                                   -----------------     ----------------

OPERATING EXPENSES:
   Selling and marketing                                       7,411                7,876
   Research and development                                    4,482                6,776
   General and administrative                                  2,359                2,929
                                                   -----------------     ----------------
        Total operating expenses                              14,252               17,581
                                                   -----------------     ----------------
        Loss from operations                                  (3,195)              (5,885)
                                                   -----------------     ----------------
OTHER INCOME (EXPENSE) :
    Interest income                                              284                  318
    Interest expense                                            (139)                (240)
    Other expense                                               (147)                 (10)
                                                   -----------------     ----------------
Loss before provision for incomes taxes                       (3,197)              (5,817)
                                                   -----------------     ----------------
Provision for foreign income taxes                                43                   32
                                                   -----------------     ----------------

NET LOSS                                                     $(3,240)             $(5,849)
                                                   =================     ================

NET LOSS PER SHARE  BASIC AND DILUTED (Note 2(e))             $(0.09)              $(0.18)
                                                   =================     ================

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING  - BASIC AND
 DILUTED (Note 2(e))                                          35,316               31,769
                                                   =================     ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                -----------------------------------------
                                                                                        1999                   1998
                                                                                ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                  $(3,240)               $(5,849)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                             1,059                  1,194
   Amortization of intangible assets                                                           720                    405
   Deferred Compensation                                                                         -                     28
   Changes in assets and liabilities-
      Accounts receivable                                                                    5,532                   (533)
      Prepaid expenses and other current assets                                               (267)                  (157)
      Accounts payable                                                                        (519)                 1,542
      Accrued expenses                                                                      (1,993)                (2,441)
      Deferred revenues                                                                        171                 (2,517)
                                                                                ------------------     ------------------
        Net cash provided by (used in) operating activities                                  1,463                 (8,328)
                                                                                ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                                   (201)                (2,219)
 Payment from founder on loan                                                                    -                    993
 Sales(purchase)of marketable securities, net                                                  904                 (2,252)
 Increase in other assets                                                                        -                     10
                                                                                ------------------     ------------------
        Net cash provided by (used in) investing activities                                    703                 (3,468)
                                                                                ------------------     ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 (Payments)proceeds from Line of Credit                                                       (650)                 7,136
 Payments on note payable                                                                   (5,000)                (1,818)
 Payments on long-term obligations                                                             (17)                    (2)
 Proceeds from issuance of common stock                                                      1,456                  1,248
                                                                                ------------------     ------------------
        Net cash (used in) provided by financing activities                                 (4,211)                 6,564
                                                                                ------------------     ------------------

 Net decrease in cash and cash equivalents                                                  (2,045)                (5,232)

 Cash and cash equivalents, beginning of period                                             19,921                 19,666
                                                                                ------------------     ------------------
 Cash and cash equivalents, end of period                                                  $17,876                $14,434
                                                                                ==================     ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid during the period                                                           $   547                $   855
                                                                                ==================     ==================
 Taxes paid during the period                                                              $    44                $    21
                                                                                ==================     ==================


Supplemental Disclosure Of Non-Cash Investing Activities:
 Payment of note payable through issuance of common stock                                        -                $ 3,182
                                                                                =========================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OPEN MARKET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)
                                  (Unaudited)

1.  Basis of Presentation

  The consolidated financial statements of Open Market, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 2, 1999.

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

  In March 1999, the Company restated its June 30, 1998 and September 30, 1998 financial statements to reflect a change for the purchase price allocation related to the 1998 acquisition of ICentral Incorporated (ICentral) and the related amortization of intangibles. This adjustment decreased the amount previously allocated to in-process technology by $5,100, which has been capitalized as developed technology and goodwill and will be amortized on a straight-line basis over five years. The restatement was the result of concerns presented by the Securities and Exchange Commission (SEC) regarding the valuation methodology used for the determination of charges for acquired in-process research and development costs. The Company believes that its periodic reports filed June 30, 1998 and September 30, 1998, which included such charges related to the acquisition costs for ICentral, were made in accordance with generally accepted accounting principles and established industry practices at the time. In addition, the valuation of the acquired in-process research and development was supported by an independent valuation by Arthur Andersen LLP.

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



 (c) Cash, Cash Equivalents and Marketable Securities


     The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities of less than three months at the time of acquisition. Marketable securities consist of investment grade commercial paper and corporate notes, and obligations of certain municipalities as of March 31, 1999, have maturities of greater than three months but less than one year. The average maturity of the Company's marketable securities is approximately eleven months.

  (d)  Translation of Foreign Currencies

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

  dollar. The Company had no sales denominated in foreign currencies in the three months ended March 31, 1999 and 1998.

 (e) Net Loss Per Share

     Effective December 31, 1997, the Company adopted SFAS No. 128 Earnings Per Share. SFAS NO. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and Staff Accounting Bulletin (SAB) No. 98 retroactively to all periods presented. Weighted average shares outstanding includes the shares issued to Reed Elsevier in January 1998 relating to the Folio acquisition. Diluted net loss per share for the three months ended March 31, 1999 and 1998 are the same as basic net loss per share as the inclusion of potential common stock would be antidilutive. Calculations of basic and diluted net loss per common share are as follows:





                                                  Three Months Ended
                                            --------------------------------
                                             March 31,         March 31,
                                               1999              1998
                                            --------------------------------
                                         (in thousands, except per share data)
Antidilutive securities
that were not included
- common stock options                        6,784              6,208



(f) Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 SFAS 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. The comprehensive net loss is the same as net loss for all periods presented.

(g)  Disclosures about Segments of an Enterprise

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


 3. Restructuring

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

         Employee severance, benefits and related costs..........  $  1,260
         Write-off of assets.....................................       294
         Termination costs of certain contractual arrangements...       488
                                                                   --------
        Total....................................................  $  2,042
                                                                   ========

     At March 31, 1999, approximately $671 of accrued restructuring charges remained, which is comprised of approximately $294 of severance-related costs and $377 of contractual costs. The total cash impact of the restructuring amounted to approximately $1,748. The total cash paid as of March 31, 1999 was approximately $1,044 and the remaining amount will be paid during 1999.




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

     This section of the Quarterly Report may include historical information and certain forward-looking statements. Please review below the information contained under the heading "Certain Factors That May Affect Future Operating Results" that addresses certain risks and uncertainties that could cause the Company's future operating results to differ from those indicated by any forward looking statements made by the Company or others. The Company recommends that the business and historical discussions put forth in this section be read together with the discussion of such risks and uncertainties. In addition, the following discussion should be read in conjunction with the consolidated financial statements and the notes thereto, and the information included elsewhere herein. All dollar amounts presented in the following discussion are presented in thousands, except share and per share amounts and employee data.

     Revenues

     Total revenues for the three months ended March 31, 1999 were approximately $15,596, or a 3% increase when compared to $15,202 for the three months ended March 31, 1998.

     Product revenues decreased approximately 10% to $10,075, or 65% of total revenues, for the three months ended March 31, 1999, compared to $11,273, or 74% of total revenues, for the same period of the prior year. Product revenues include: (1) software products, which include the licensing of Transact, the Company's flagship product for Internet commerce, LiveCommerce and the Folio and ShopSite product suites, and (2) royalty revenues, which include Folio publisher royalties and Transact merchant fees. The decrease in product revenues was attributed primarily to a decrease in Folio publisher royalties. The 36% comparative decrease in publisher royalties/merchant fees from the same period of the prior year was attributable primarily to three large multi-year Folio publisher royalty contracts that were consummated in the first quarter of 1998. The publisher royalty decrease was partially offset by a 41% increase in software product revenues.

     Service revenues increased to $5,521, or 35% of total revenues, for the three months ended March 31, 1999, from $3,929, or 26% of total revenues, for the three months ended March 31, 1998. Of the total service revenues for the three months ended March 31, 1999 and 1998, 38% and 43% came from maintenance and support services, respectively, which include product maintenance and technical support, and 62% and 57%, respectively, was attributable to professional services, which include consulting, implementation, and education services. Professional service revenues increased as a percentage of total service revenues for the three months ended March 31, 1999 primarily due to increased demand for consulting services across the Company's customer base. Increases in demand for consulting and other services often result from new software product sales. Additionally, the increase in demand for consulting services is attributed to improvements in the Company's design and execution in marketing and delivering these services.

     Cost of Revenues

     Cost of product revenues increased to $635, or 6% of total product revenues, for the three months ended March 31, 1999, from $600, or 5% of total product revenues, for the same period in the prior year. The increase in cost of product revenues was primarily due to increased costs for third party licensing royalties. Cost of product revenues includes the costs to distribute products, costs of media on which products are delivered, royalties for third-party technology that is embedded in certain products of the Company, and royalties for the resale of third-party software products. Management believes that these costs as a percentage of product revenues will remain in the range of 6% to 10% for the foreseeable future as the Company incorporates more third-party technology into its products and continues to resell third-party software products with its Internet commerce solutions.

     Cost of service revenues increased approximately 34% to $3,904 for the three months ended March 31, 1999, from $2,906 for the same period of the prior year. Cost of service revenues consists primarily of personnel and related costs incurred in providing development, consulting, and other technical services to customers. The increase in cost was consistent with the approximate 40% growth in service revenues from the same period of the prior year. Additionally, service revenue gross margin increased approximately 3% in the three months ended March 31, 1999 from the same prior year period. The increase was attributed primarily to higher resource utilization rates and improved cost management in the delivery of professional services. Management believes that the service gross margin may fluctuate over the next few quarters depending upon such factors as resource utilization rates and growth in the consulting business.

     Operating Expenses

     Selling and marketing expenses consisted primarily of the cost of sales and marketing personnel and consultants, as well as the costs associated with marketing programs, advertising costs, and literature. Selling and marketing expenses decreased to $7,411 for the three-month period ended March 31, 1999 as compared to $7,876 in the comparable period of the prior year. The decrease in these expenses was attributable primarily to decreases in salaries and other employee-related expenses related, in part, to the Company's restructuring that took place in the fourth quarter of fiscal 1998. As a result, selling and marketing headcount for the three-months ended March 31, 1999 declined approximately 12% from the same period of the prior year.

     Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, as well as equipment and facilities costs related to such activities. For the three months ended March 31, 1999, these expenses decreased to $4,482 from $6,776 for the three months ended March 31, 1998. The decrease in expenses of approximately 34% was attributable primarily to both a reduction in employee-related expenses and the cost of outside contractors as certain development projects came to fruition. In the first quarter of fiscal 1998, the Company was actively engaged in dual research and development projects related to the next generation Transact 4 and Folio 4 products. Research and development headcount for the three-months ended March 31, 1999 declined approximately 37% from the prior year as a result of the completion of those projects.

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

     General and administrative expenses consist primarily of the cost of finance, management, and administrative personnel, as well as legal and other professional fees. These expenses decreased for the three months ended March 31, 1999, to $2,359 from $2,929 for the three months ended March 31, 1998. The decrease of approximately 20% was due mainly to decreases in employee-related expenses and outside consulting expenses. General and administrative headcount for the three-months ended March 31, 1999 declined approximately 15% as compared to the same period of the prior year primarily as a result of the Company's restructuring in the fourth quarter of fiscal 1998.

     Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income decreased to $284 in the three months ended March 31, 1999 from approximately $318 in the same period of the prior year. The decrease was primarily attributable to lower average investments in cash, cash equivalents and marketable securities during the period. Interest expense decreased to $139 from $240 for the three-month periods ended March 31, 1999 and 1998, respectively. Interest expense relates to the Company's accounts receivable line of credit, the Company's note payable issued in conjunction with the Folio acquisition, the mortgage on the Company's Provo, Utah facility, as well as an obligation under a license agreement. Other expense of $147 for the three-month period ended March 31, 1999 represents foreign currency translation losses.

     The Company recorded a provision for foreign income taxes of $42 compared to $32 for the three-months ended March 31, 1999 and 1998, respectively. This provision was recorded for estimated taxes due in foreign jurisdictions. The Company has had losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes.

     Liquidity and Capital Resources

     At March 31, 1999, the Company had $33,440 in cash, cash equivalents and marketable securities, which represents a decrease of $2,949 from December 31, 1998.

     The Company's operating activities provided cash of approximately $1,463 for the three months ended March 31, 1999. The decrease in accounts receivable of approximately $5,532 from December 31, 1998 to March 31, 1999 was attributable primarily to the collection of several extended-term contracts and improvement in the Company's overall cash management and collection practices.

     The Company's investing activities provided cash of approximately $703 for the three months ended March 31, 1999, which was related primarily to sales of marketable securities of $904. The principle uses of cash for investing activities during the period were for purchases related to property, plant, and equipment.

     The Company's financing activities utilized cash of approximately $4,211 for the three months ended March 31, 1999. The principal use of cash for financing activities during the period was a $5,000 payment for the note payable issued to Reed Elsevier in 1997 in connection with the acquisition of the Folio Corporation. This use of cash was partially offset by proceeds of $1,456 from the exercise of stock options under the Company's 1994 Stock Incentive Plan and stock purchases under the Company's Employee Stock Purchase Plan.

     The Company has an unsecured bank credit facility that provides up to $15,000 in financing. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bears interest at the prime lending rate (7.75% at March 31, 1999). The Company is required to comply with certain restrictive covenants under this agreement. During the three months ended March 31, 1999, the Company decreased its borrowings under this facility to $10,350 from $11,000 at December 31, 1998. At March 31, 1999, $4,650 remained available to the Company under this facility.

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

     State of Readiness

     With respect to the Company's internal systems, 80% of the Company's mission critical information technology systems are considered to be Year 2000 compliant, as defined by the criteria established by the British Standards Institute. With respect to the Company's software products, the Company has developed and implemented a detailed Year 2000 test procedure for the phase review and software release process to ensure that its software products are Year 2000 compliant. The execution of this test procedure began in October 1998 and management expects that such testing will continue throughout 1999. Additionally, approximately 90% of the Company's embedded product vendors are already considered to be Year 2000 compliant, based wholly on external and internal testing of such embedded products. As a result, management expects that the Company and its key vendors will be positioned to successfully meet all Year 2000 compliance issues for the Company's products.

     Related Costs

     Management has assessed the related costs for Year 2000 compliance to be in the range of $700-$1,000. To date, the Company has incurred costs of approximately $600 for its Year 2000 projects. Such costs may include those for research and development, capital equipment, outside software tools, outside contractors, and other internal resources that may be assigned to the project. Management acknowledges that these costs may be subject to reassessment as testing of the Company's products and mission critical systems is completed and compliance is fully achieved.

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

     Certain Factors That May Affect Future Results

     Introduction

     This Quarterly Report contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially or adversely are discussed below and in the

     Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 filed with the SEC.

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

     Dependence on Intellectual Property Rights

     The Company's success is dependent to a significant degree on its proprietary software technology. The Company provides its products to end users generally under non-exclusive, non-transferable licenses for the term of the agreement, which is usually in perpetuity. The Company's policy is to enter into confidentiality and assignment agreements with its employees, consultants, and vendors and generally to control access to, and distribution of, its software, documentation, and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Although the Company holds several U.S. patents, including the three U.S. patents issued in March 1998 covering certain aspects or uses of electronic commerce software, there can be no assurance as to the degree of intellectual property protection such patents will provide. Policing unauthorized use of the Company's products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford the Company little or no effective protection of its intellectual property. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose would be enforceable.

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



                          PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings

     None

     ITEM 2. Changes in Securities and Use of Proceeds

     None

     ITEM 3. Defaults Upon Senior Securities

     None

     ITEM 4. Submission of Matters to a Vote of Security Holders

     None

     ITEM 5. Other Information

     None

     ITEM 6. Exhibits and Reports on Form 8-K

             (a)  Exhibits

             No. 27  -  Financial Data Schedule

             (b) On March 4/th/, 1999 the Company filed a report on Form 8-K dated February 17/th/, 1999 to disclose that on February 17/th/, 1999, the Company approved an amendment to the Rights Agreement dated January 26/th/, 1988. (The "Rights Agreement") between the Company and Bank Boston N.A., as Rights Agent, the eliminating provisions relating to the ability of newly elected directors to redeem rights under the Rights Agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         OPEN MARKET, INC.
                                          (Registrant)



     Date: May 14, 1999                  By: /s/ Gary Eichhorn
                                             -------------------------------
                                             Gary Eichhorn
                                             President, Chief Executive Officer

     EXHIBIT INDEX

     Exhibit No.  Description                          Page
     ----------   -----------                          ----

        27        Financial Data Schedule (EDGAR)       21