Form 10-Q
period 1999-06-30
OPEN MARKET INC
filed 1999-08-09
CIK 926019

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

  As of July 30, 1999, there were 36,132,550 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               OPEN MARKET, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements
  Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998...   3
  Consolidated Statements of Operations for the three and six months ended
   June 30, 1999 and 1998.................................................   4
  Consolidated Statements of Cash Flows for the six months ended June 30,
   1999 and 1998..........................................................   5
  Notes to Consolidated Financial Statements..............................   6
ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.....................................................  13
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk........  35

PART II--OTHER INFORMATION


ITEM 1. Legal Proceedings.................................................  36
ITEM 2. Changes in Securities and Use of Proceeds.........................  36
ITEM 3. Defaults Upon Senior Securities...................................  36
ITEM 4. Submission of Matters to a Vote of Security Holders...............  36
ITEM 5. Other Information.................................................  36
ITEM 6. Exhibits and Reports on Form 8-K..................................  36

SIGNATURES................................................................  37

EXHIBIT INDEX.............................................................  38

                         PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements
                               OPEN MARKET, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                        June 30,   December 31,
                                                          1999         1998
                                                       ----------- ------------
                                                       (Unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents...........................  $  15,961   $  19,921
  Marketable securities...............................     14,694      14,958
  Accounts receivable, net of allowances of $2,744 and
   $2,523, respectively...............................     25,429      28,250
  Prepaid expenses and other current assets...........      3,384       1,892
                                                        ---------   ---------
      Total current assets............................     59,468      65,021
                                                        ---------   ---------
Property, plant and equipment, at cost:
  Computers and office equipment......................     15,356      14,743
  Leasehold improvements..............................      5,377       5,421
  Land & building.....................................      4,200       4,200
  Furniture & fixtures................................      2,136       2,157
                                                        ---------   ---------
      Total property and equipment....................     27,069      26,521
Less: Accumulated depreciation and amortization.......     13,363      11,093
                                                        ---------   ---------
      Net property and equipment......................     13,706      15,428
Long-term marketable securities.......................        353       1,510
Intangible assets, net................................     10,186      11,627
Other assets..........................................      1,372       1,372
                                                        ---------   ---------
                                                        $  85,085   $  94,958
                                                        =========   =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations.........  $      78   $      88
  Line of credit......................................     10,350      11,000
  Note payable........................................        --        5,000
  Accounts payable....................................      2,397       2,848
  Accrued expenses....................................     11,592      13,692
  Deferred revenues...................................      5,215       4,548
                                                        ---------   ---------
      Total current liabilities.......................     29,632      37,176
                                                        ---------   ---------
Long-term obligations, net of current maturities......      2,720       2,789
Stockholders' equity:
  Preferred stock, $.10 par value--
     Authorized--2,000,000 shares; Issued and
     outstanding none.................................        --          --
  Common stock, $.001 par value--
    Authorized--100,000,000 shares; Issued and
     outstanding 36,077,000 shares and 35,291,000
     shares at June 30, 1999 and December 31, 1998,
     respectively.....................................         36          35
  Additional paid-in capital..........................    188,979     186,074
  Accumulated deficit.................................   (136,282)   (131,116)
                                                        ---------   ---------
      Total stockholders' equity......................     52,733      54,993
                                                        ---------   ---------
                                                        $  85,085   $  94,958
                                                        =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                             Three Months     Six Months Ended
                                            Ended June 30,        June 30,
                                           -----------------  -----------------
                                            1999      1998     1999      1998
                                           -------  --------  -------  --------
REVENUES:
  Product revenues.......................  $12,790  $ 12,157  $22,865  $ 23,430
  Service revenues.......................    5,760     4,369   11,281     8,298
                                           -------  --------  -------  --------
    Total revenues.......................   18,550    16,526   34,146    31,728
                                           -------  --------  -------  --------
COST OF REVENUES:
  Product revenues.......................      844       742    1,479     1,342
  Service revenues.......................    4,397     3,503    8,301     6,409
                                           -------  --------  -------  --------
    Total cost of revenues...............    5,241     4,245    9,780     7,751
                                           -------  --------  -------  --------
    Gross profit.........................   13,309    12,281   24,366    23,977
                                           -------  --------  -------  --------
OPERATING EXPENSES:
  Selling and marketing..................    7,895     8,007   15,306    15,883
  Research and development...............    5,026     6,568    9,508    13,344
  General and administrative.............    2,308     3,021    4,667     5,950
  Acquired in-process research and
   development...........................       --     5,700       --     5,700
                                           -------  --------  -------  --------
    Total operating expenses.............   15,229    23,296   29,481    40,877
                                           -------  --------  -------  --------
    Loss from operations.................   (1,920)  (11,015)  (5,115)  (16,900)
OTHER INCOME (EXPENSE):
Interest income..........................      273       291      557       609
Interest expense.........................     (171)     (296)    (310)     (536)
Other expense............................       (5)      (62)    (152)      (72)
                                           -------  --------  -------  --------
Loss before provision for incomes taxes..   (1,823)  (11,082)  (5,020)  (16,899)
                                           -------  --------  -------  --------
Provision for income taxes...............      102        33      145        65
                                           -------  --------  -------  --------
NET LOSS.................................  $(1,925) $(11,115) $(5,165) $(16,964)
                                           =======  ========  =======  ========
NET LOSS PER SHARE BASIC AND DILUTED
 (Note 2(e)).............................  $ (0.05) $  (0.34) $ (0.14) $  (0.53)
                                           =======  ========  =======  ========
WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING--
 BASIC AND DILUTED (Note 2(e))...........   35,959    32,742   35,637    32,255
                                           =======  ========  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          -------------------
                                                            1999      1998
                                                          --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................................ $(5,165)  $(16,964)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization..........................    2,270      2,299
  Amortization of intangible assets......................    1,440      1,019
  Charge associated with acquired in-process research &
   development...........................................      --       5,700
  Deferred Compensation..................................      --          77
  Changes in assets and liabilities:
  Accounts receivable....................................    2,821     (5,196)
  Prepaid expenses and other current assets..............   (1,491)      (795)
  Accounts payable.......................................     (451)       255
  Accrued expenses.......................................   (2,100)    (1,631)
  Deferred revenues......................................      668        (31)
                                                          --------  ---------
    Net cash used in operating activities................   (2,008)   (15,267)
                                                          --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment..............     (548)    (3,937)
 Payment from founder on loan............................      --         993
 Sales (purchases) of marketable securities, net.........    1,421     (1,829)
 Increase in other assets................................      --        (101)
 Net cash used in the purchase of ICentral...............      --      (1,420)
                                                          --------  ---------
    Net cash provided by (used in) investing activities..      873     (6,294)
                                                          --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (payments) from line of credit.................     (650)     3,981
 Payments on note payable................................   (5,000)    (1,818)
 Proceeds from the factoring of accounts receivable......      --       3,128
 Payments on long-term obligations.......................      (80)       (47)
 Proceeds from issuance of common stock..................    2,905      7,074
                                                          --------  ---------
    Net cash provided by (used in) financing activities..   (2,825)    12,318
                                                          --------  ---------
Net decrease in cash and cash equivalents................   (3,960)    (9,243)
                                                          --------  ---------
Cash and cash equivalents, beginning of period...........   19,921     19,666
                                                          --------  ---------
Cash and cash equivalents, end of period................. $ 15,961  $  10,423
                                                          ========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid during the period......................... $    162  $   1,010
                                                          ========  =========
 Taxes paid during the period............................ $     16  $      41
                                                          ========  =========
In connection with the acquisition of ICentral, the
 following non-cash transaction occurred:
 Fair value of assets acquired........................... $    --   $  12,086
 Liabilities assumed.....................................      --        (666)
 Issuance of common stock................................      --     (10,000)
                                                          --------  ---------
 Cash paid for acquisition and acquisition costs......... $    --   $   1,420
                                                          ========  =========
In connection with the acquisition of Folio, the
 following non-cash transaction occurred:
 Issuance of common stock................................ $    --   $   3,182
                                                          ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)
                                  (Unaudited)

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

  Revenues from software license agreements are recognized upon delivery of the software if there is evidence of an agreement, there are no significant post-delivery obligations, and the payment is fixed, determinable and collection is probable. If an acceptance period is required, revenues are recognized upon customer acceptance. The Company enters into reseller arrangements for certain products that typically provide for sublicense fees payable to the Company based on a percentage of the Company's list price. Royalty and sublicense revenues from the Company's reseller arrangements are recognized when earned, either on a per-unit basis as reported to the Company by its licensees, or, with regards to guaranteed minimums, upon shipment of the master copy of all software to which the guaranteed minimum sublicense fees relate, if there are no significant post-delivery obligations. Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Service revenue, which includes education, implementation and consulting services, is recognized in the period services are provided, if customer acceptance is not required, there is evidence of an agreement, the revenues are fixed and determinable and collectibility is probable.

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

 (c) Cash, Cash Equivalents and Marketable Securities

  The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities of less than three months at the time of acquisition. Marketable securities consist of investment grade commercial paper, corporate notes, and obligations of certain municipalities as of June 30, 1999. These instruments typically have maturities of greater than three months but less than one year. The average maturity of the Company's marketable securities is approximately thirteen months.

 (d) Translation of Foreign Currencies

  The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at period-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average rate in effect during the year. Foreign currency translation and transaction gains or losses for the foreign subsidiaries are included in the accompanying consolidated statements of operations since the functional currency of these subsidiaries is the U.S. dollar. The Company had no sales denominated in foreign currencies in the three months and six months ended June 30, 1999 and 1998.

 (e) Net Loss Per Share

  Effective December 31, 1997, the Company adopted SFAS No. 128 Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and Staff Accounting Bulletin (SAB) No. 98 retroactively to all periods presented. Diluted net loss per share for the three months and six months ended June 30, 1999 and 1998 are the same as basic net loss per share as the inclusion of potential common stock would be antidilutive.

  For the six months ended June 30, 1999 and 1998, 6,405,000 and 6,202,000, respectively, of anti-dilutive securities were not included in the calculation of basic and diluted net loss per share.

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

 (g) Disclosures about Segments of an Enterprise and Significant Customers

  The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for

                               OPEN MARKET, INC.

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

  As a result of the ABSB L.C. license and distribution agreement (see Note 5) the Company now has two reportable operating segments: (1) Commerce Products, including the licensing of Transact, Live Commerce and Shopsite products and
(2) Publishing Products which include the Folio publishing product suite. The Company evaluates performance of the operating segments based on gross profit.

  During the three months ended June 30, 1999, one customer accounted for approximately 16% of the Company's revenues or $3 million. The related accounts receivable balance for this customer was $568 as of June 30, 1999.

                                           Three Months Ended   Six Months Ended
                                           -------------------- -----------------
                                           June 30,   June 30,  June 30, June 30,
                                             1999       1998      1999     1998
                                           ---------  --------- -------- --------
Commerce Product Revenues................. $  10,542   $  8,465 $18,367  $11,659
Commerce Service Revenues.................     5,091      3,359   9,894    6,234
                                           ---------   -------- -------  -------
  Subtotal Commerce Revenues..............    15,633     11,824  28,261   17,893
                                           ---------   -------- -------  -------
Publishing Product Revenues...............     2,248      3,692   4,498   11,771
Publishing Service Revenues...............       669      1,010   1,387    2,064
                                           ---------   -------- -------  -------
  Subtotal Publishing Revenues............     2,917      4,702   5,885   13,835
                                           ---------   -------- -------  -------
    Total Revenues........................    18,550     16,526  34,146   31,728
                                           ---------   -------- -------  -------
Commerce Cost of Product..................       760        609   1,320    1,036
Commerce Cost of Service..................     3,649      2,828   6,869    5,009
                                           ---------   -------- -------  -------
  Subtotal Cost of Commerce Revenues......     4,409      3,437   8,189    6,045
                                           ---------   -------- -------  -------
Publishing Cost of Product................        84        133     159      306
Publishing Cost of Service................       748        675   1,432    1,400
                                           ---------   -------- -------  -------
  Subtotal Cost of Publishing Revenues....       832        808   1,591    1,706
                                           ---------   -------- -------  -------
    Total Cost of Revenues................     5,241      4,245   9,780    7,751
                                           ---------   -------- -------  -------
Gross Profit--Commerce....................    11,224      8,387  20,073   11,848
Gross Profit--Publishing..................     2,085      3,894   4,294   12,129
                                           ---------   -------- -------  -------
    Total Gross Profit....................    13,309     12,281  24,366   23,977
                                           =========   ======== =======  =======

                               OPEN MARKET, INC.

  The following table presents geographical revenues from sources in total and as a percent of total revenues for the three and six months ended June 30, 1999:

                               Three Months Ended         Six Months Ended
                             ------------------------  ------------------------
                              June 30,     June 30,     June 30,     June 30,
                                1999         1998         1999         1998
                             -----------  -----------  -----------  -----------
North America............... $15,008  81% $12,273  74% $24,285  71% $23,406  74%
Europe/Africa...............   2,882  16%   2,869  18%   7,896  23%   5,409  17%
Asia/Pacific Rim............     592   3%   1,153   7%   1,629   5%   2,514   8%
Other.......................      68   0%     231   1%     336   1%     399   1%
                             ------- ---  ------- ---  ------- ---  ------- ---
                             $18,550 100% $16,526 100% $34,146 100% $31,728 100%
                             ======= ===  ======= ===  ======= ===  ======= ===

3. Restructuring

  In the fourth quarter of 1998, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The major component of the restructuring charge relates to the elimination of approximately 67 employees across the following functions:
Engineering (27), Marketing (17), General and Administrative (22) and Services
(1). In addition, 10 employees moved from Engineering to Consulting. Other components related to the exitance of certain contractual arrangements for porting and product integration that resulted from a change in product strategy. Other charges included the write-off of unutilized software, originally intended for use by the sales force but not implemented due to the reduction in marketing personnel. The restructuring charge was comprised of the following:

      Employee severance, benefits and related costs.................... $1,260
      Write-off of assets...............................................    294
      Termination costs of certain contractual arrangements.............    488
                                                                         ------
      Total............................................................. $2,042
                                                                         ======

  At June 30, 1999, approximately $562 of accrued restructuring charges remained, which is comprised of approximately $185 of severance-related costs and $377 of contractual costs. The total cash impact of the restructuring amounted to approximately $1,748. The total cash paid as of June 30, 1999 was approximately $1,153 and the remaining amount is expected to be paid during 1999.

4. Acquisitions

 ICentral Incorporated

  On April 30, 1998, the Company acquired all of the outstanding shares of capital stock of ICentral, Incorporated (ICentral) based in Provo, Utah. ICentral specializes in Internet store-building products geared to small and medium-sized businesses. As payment of the purchase price, the Company (i) issued an aggregate of 480,140 shares of common stock of the Company and (ii) made a cash payment of $720 to the former stockholders of ICentral. The value of the shares of the Company's common stock issued in connection with the acquisition was approximately $10,000 based on a weighted average market price, as defined. In addition, in connection with this acquisition, the Company entered into employment agreements with certain key employees of ICentral under which the Company agreed to pay bonuses in an aggregate amount of $1,000, depending on certain future events, as defined. The employees earned $570 under the employment agreements as of April 30, 1999 and 42,223 shares have been issued in connection with this transaction. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of ICentral subsequent to April 30, 1998 are included in the Company's consolidated statements of operations. All of the

                               OPEN MARKET, INC.

shares of common stock issued to the former stockholders of ICentral have been registered for resale pursuant to a registration statement on Form S-3, declared effective by the Securities and Exchange Commission on November 3, 1998.

  The aggregate purchase price of $12,086 consisted of the following:

      Description                                                        Amount
      ------------------------------------------------------------------ -------
      Common stock...................................................... $10,000
      Cash..............................................................     720
      Assumed liabilities...............................................     666
      Acquisition costs.................................................     700
                                                                         -------
        Total purchase price:........................................... $12,086
                                                                         =======

  The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has preliminarily been allocated as follows:

      Description                                                       Amount
      ----------------------------------------------------------------- -------
      Current assets................................................... $    86
      Other acquired intangible assets.................................   6,300
      In-process research & development................................   5,700
                                                                        -------
        Total assets acquired:......................................... $12,086
                                                                        =======

  As of the acquisition date of ICentral in April 1998, ICentral had initiated a research and development effort related to the third major revision of its flagship ShopSite product suite, an Internet commerce product suite that allows small to medium-sized web merchants to transact business on the Internet. The elements of the product suite are as follows: (1) ShopSite Express, a tool that allows web designers to add a shopping system to any existing web site, (2) ShopSite Manager, which offers the shopping functionality of ShopSite Express combined with an automated commerce site management system, and (3) ShopSite Pro, which combines the features of ShopSite Manager with an additional set of advanced commerce tools including real-time payment processing. The in-process technology included significant new modifications of the features and functionality of the current suite of products, such as the addition of Cybercash as a payment option, quantity discount interface capability to allow customers to purchase at quantity discounts, tax modifications to allow the merchant to decide whether to calculate tax before or after shipping is calculated, improved shipping configuration of United Parcel Service shipping zones, and a mailing list generator. It is expected that these modifications will further enhance the product's ease of use in the marketplace. As of the acquisition date, the in-process project was approximately 60% complete and it was estimated that the in-process technology would have a seven-year life. The first product was introduced during Q2, 1999.

  The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the estimated future product sales of the developed technology. This was determined by estimating the costs of developing the purchased in-process development project into commercially viable products, estimating the resulting net cash flows from the project, adjusting the cash flow for the percentage of completion and the core technology component of the required technology and discounting the adjusted net cash flows to their present value. The estimates used to value the future revenue benefits of the in-process research and development were based on elements of relevant market sizes and growth/risk factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

                               OPEN MARKET, INC.

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

  Operating expenses used in the valuation of ICentral included selling, general and administrative, and research and development expenses. Operating expenses were estimated based on historical expense levels of similar companies operating in similar industries. Selling, and general and administrative expenses expressed as a percentage of revenue for the in-process technologies were estimated to be 30% throughout the estimation period. Research and development expenses, also expressed as a percentage of estimated revenue, were estimated to be approximately 32% and 13% in 1998 and 1999, respectively, and stabilized at 20% for the remainder of the estimation period. Cost of sales was estimated based on an analysis of historical information for similar companies operating in similar industries. Cost of sales for both the developed and in-process technologies was estimated to be 19% throughout the estimation period.

  The discount rate selected for both the developed and in-process technologies was 22% and was estimated by calculating a Weighted Average Cost of Capital (WACC) based on publicly traded guideline companies. The WACC represents the blended, after-tax costs of debt and equity. The cost of equity was estimated using the Capital Asset Pricing Model (CAPM) and by reviewing venture capital rates of return.

  The valuation analysis was performed in accordance with the provisions of Accounting Principles Board (APB) Opinions Nos. 16 and 17, wherein all identifiable assets and intangible assets acquired were identified and analyzed to determine their fair market values. In addition, to identify the in-process research and development and determining if there were any alternative future uses for these projects, these projects were evaluated in the context of Interpretation 4 of Financial Accounting Standards Board Statement No. 2 (SFAS 2) and SFAS No. 86: Accounting For Software Costs. Such evaluation consisted of a specific review of the efforts and uniqueness of the developments of these projects, and a determination of whether technological feasibility had been achieved. Accordingly, the Company believed that the foregoing assumptions used in the ICentral acquired in-process research and development analysis were reasonable at the time of acquisition. However, no assurance can be given that the underlying assumptions used to estimate expected sales revenues, development costs, or profitability, or the events associated with such projects will transpire, or have transpired, as estimated. The Company believes that the ShopSite product suite requires continual upgrading and refinement to remain competitive in the targeted markets. Thus, the failure to complete the in-process projects as scheduled may cause ShopSite revenue to fall off precipitously from forecasted levels. The Company estimates that if the scheduled ShopSite product releases were not achieved, the existing ShopSite product suite would remain commercially viable for only the next 12 to 18 months. The Company recorded approximately $840 of amortization expense relating to these intangible assets during 1998.

5. Exclusive Distribution Agreement

  On June 9, 1999, the Company announced the formation of a strategic partnership with ABSB, L.C., now known as NextPage. Under the terms of the agreement, in exchange for exclusive worldwide marketing and distribution rights for Folio publishing products, Open Market will receive a minimum of $14,000 in guaranteed royalties over a three-year period commencing July 1, 1999. At the end of the three-year period, NextPage has an option to obtain all rights, title and interests to the Folio products for fair-market value consideration. In addition, Open Market will receive a minimum of $4,000 in guaranteed royalties from NextPage in exchange for the non-exclusive worldwide rights to market and distribute Open Market's Internet commerce software products to the commercial publishing industry. In connection with this distribution agreement, the Company recorded $3,000 in commerce product revenue during the three months ended June 30, 1999.

                               OPEN MARKET, INC.

6. Subsequent Event

  On July 14, 1999, the Company announced that it had entered into a definitive agreement to acquire FutureTense(R), Inc., a leading provider of Internet content management software. Under the terms of the agreement, Open Market estimates that it will issue approximately 7,226,000 shares of its common stock to the holders of outstanding FutureTense stock. In addition, Open Market will assume options to acquire FutureTense stock, which Open Market estimates, will convert into options to acquire approximately 1,118,000 shares of Open Market common stock. A portion of these options will be exercisable immediately upon the closing of the transaction. The exact number of shares of Open Market common stock that will be issued and the exact number of shares of common stock that will be subject to assumed options will be determined by a formula and will not be known until immediately prior to the closing of the Future Tense acquisition. As of the close of trading on July 13, 1999, 8,344,000 shares of Open Market common stock had an aggregate market value of approximately $125 million. The companies expect that the transaction will be accounted for as a pooling of interests. The transaction is subject to stockholder approval and is expected to close in the fourth quarter of 1999.

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

  This section of the Quarterly Report may include historical information and certain forward-looking statements. Please review the information contained under the heading "Certain Factors That May Affect Future Operating Results" that addresses certain risks and uncertainties that could cause the Company's future operating results to differ from those indicated by any forward looking statements made by the Company or others. The Company recommends that the business and historical discussions put forth in this section be read together with the discussion of such risks and uncertainties. In addition, the following discussion should be read in conjunction with the consolidated financial statements and the notes thereto, and the information included elsewhere herein. All dollar amounts presented in the following discussion are presented in thousands, except share and per share amounts and employee data, if included. All comparisons to the three and six month periods ended June 30, 1998 are based on restated quarterly results for those periods.

  On July 14, 1999, the Company announced that it had entered into a definitive agreement to acquire FutureTense(R), Inc., a leading provider of Internet content management software. Under the terms of the agreement, Open Market estimates that it will issue approximately 7,226,000 shares of its common stock to the holders of outstanding FutureTense stock. In addition, Open Market will assume options to acquire FutureTense stock, which Open Market estimates, will convert into options to acquire approximately 1,118,000 shares of Open Market common stock. A portion of these options will be exercisable immediately upon the closing of the transaction. The exact number of shares of Open Market common stock that will be issued and the exact number of shares of common stock that will be subject to assumed options will be determined by a formula and will not be known until immediately prior to the closing of the Future Tense acquisition. As of the close of trading on July 13, 1999, 8,344,000 shares of Open Market common stock had an aggregate market value of approximately $125 million. The companies expect that the transaction will be accounted for as a pooling of interests. The transaction is subject to stockholder approval and is expected to close in the fourth quarter of 1999.

Revenues

  The following table summarizes product revenues by segment:

                           Three Months Ended                  Six Months Ended
                          --------------------                ------------------
                          June 30,   June 30,   % Change From June 30, June 30, % Change From
                            1999       1998      Prior Year     1999     1998    Prior Year
                          ---------  ---------  ------------- -------- -------- -------------
Commerce product
 revenues...............      10,542      8,465       25 %     18,367   11,659        58 %
Publishing product
 revenues...............       2,248      3,692      (39)%      4,498   11,771       (62)%
                           ---------  ---------      ---       ------   ------       ---
Total product revenues..      12,790     12,157        5 %     22,865   23,430        (2)%
                           =========  =========      ===       ======   ======       ===

  Product revenues increased to $12,790, or 69% of total revenues, for the three months ended June 30, 1999, compared to $12,157, or 74% of total revenues, for the same period of the prior year. Product revenues include: (1) commerce product revenues, which include the licensing of Transact, the Company's flagship product for Internet commerce, LiveCommerce, and ShopSite products, and (2) publishing product revenues, which include the Folio publishing product suite. The increase in product revenues was attributed primarily to growth in the

Company's core Internet commerce products segment. In the three months ended June 30, 1999, Internet commerce product revenues grew to $10,542, or approximately 25% over the comparable prior year period. The Company's systems integrator partnerships were more effectively leveraged in generating new business opportunities for the commerce product segment during the quarter. Additionally, the Company experienced a shortening of the sales cycle for its Internet commerce products. Management believes that the shorter sales cycle is indicative of improvements in the Company's sales and marketing execution as well as an overall positive trend in the general market environment for its Internet commerce products. However, management acknowledges that the sales cycle could lengthen in subsequent quarters as a result of unforeseen market circumstances.

  Product revenues decreased to $22,865, or 67% of total revenues, for the six months ended June 30, 1999, compared to $23,430, or 74% of total revenues, for the comparable prior year period. The Company attributes this decrease to its Folio publishing products segment, which declined approximately 39% and 62%, respectively, from the three and six months ended June 30, 1998, primarily due to a decline in publisher royalties for use of the Folio publishing product suite. The decrease in publisher royalties for the six months ended June 30, 1999, as compared to the prior year period, was attributed primarily to the signing of three large multi-year publishing royalty contracts in the first quarter of fiscal 1998. Product revenues declined as a percentage of total revenues primarily due to a higher rate of growth in the Company's service business.

  On June 9, 1999, the Company announced the formation of a strategic partnership with ABSB, L.C., now known as NextPage. Under the terms of the agreement, in exchange for exclusive worldwide marketing and distribution rights for Folio publishing products, Open Market will receive a minimum of $14,000 in guaranteed royalties over a three-year period commencing July 1, 1999. At the end of the three-year period, NextPage has an option to obtain all rights, title and interests to the Folio products for fair-market value consideration. In addition, Open Market will receive a minimum of $4,000 in guaranteed royalties from NextPage in exchange for the non-exclusive worldwide rights to market and distribute Open Market's Internet commerce software products to the commercial publishing industry. In connection with this distribution agreement, the Company recorded $3,000 in commerce product revenue, or 16% of total revenues, during the three months ended June 30, 1999. The Company expects to record the remaining guaranteed minimum $15,000 in product revenues in subsequent quarters. In addition, the Company expects that total revenues from its publisher segment will decline from historical quarterly levels as a result of this agreement.

  The following table summarizes service revenues by segment:

                           Three Months Ended                    Six Months Ended
                          ---------------------                 ------------------
                          June 30,    June 30,    % Change From June 30, June 30, % Change From
                            1999        1998       Prior Year     1999     1998    Prior Year
                          ---------   ---------   ------------- -------- -------- -------------
Commerce service
 revenues...............       5,091       3,359        52 %      9,894   6,234         59 %
Publishing service
 revenues...............         669       1,010       (34)%      1,387   2,064        (33)%
                           ---------   ---------       ---       ------   -----        ---
Total service revenues..       5,760       4,369        32 %     11,281   8,298         36 %
                           =========   =========       ===       ======   =====        ===

  Service revenues increased 32% to $5,760 for the three months ended June 30, 1999 from $4,369 for the three months ended June 30, 1998. Service revenues increased 36% to $11,281 for the six months ended June 30, 1999, from $8,298 for the six months ended June 30, 1998. For the three and six months ended June 30, 1999, service revenues comprised approximately 31% and 33% of total revenues, respectively, as compared to 26% and 26% in the comparable prior year periods. Of the total service revenues for the three and six months ended June 30, 1999, 41% and 39%, respectively, was attributed to maintenance and support services, which include customer service and technical support, and 59% and 61%, respectively, was attributed to professional services, which include consulting, implementation, and education services. For the three and six months ended June 30, 1999, commerce service revenues grew approximately 52% and 59%, respectively, as compared to the same periods of the prior year. The Company's publishing services revenue for the three and six months ended June 30, 1999, declined approximately 34% and 33%, respectively, as compared to the same periods of the prior year. The decrease was attributed primarily to the decrease in publishing product revenues for the periods presented. Generally, customers purchase maintenance and support and professional services from the Company upon purchase of the Company's products. In addition, recurring quarterly revenues are derived from the ratable recognition of maintenance and support services as well as subsequent purchases of professional services from existing customers. Accordingly, the Company expects service revenues to grow in relative proportion to growth in new product business. During the periods presented, management attributed growth in the Company's service revenues to growth in both maintenance and support and professional services revenues in the commerce services segment, primarily as a result of growth in the Company's commerce product revenues during the periods presented.

Cost of Revenues

  The following table summarizes cost of revenues by segment:


                        Three-Months Ended               Six-Months Ended
                        ------------------               -----------------
                         June 30, June 30, % Change From June 30, June 30, % Change From
                           1999     1998    Prior Year     1999     1998    Prior Year
                        --------- -------- ------------- -------- -------- -------------
Commerce cost of
 product................     760      609        25 %      1,320    1,036        27 %
Commerce cost of
 service................   3,649    2,828        29 %      6,869    5,009        37 %
Publishing cost of
 product................      84      133       (37)%        159      306       (48)%
Publishing cost of
 service................     748      675        11 %      1,432    1,400         2 %
                          ------  -------       ---       ------   ------       ---
  Total cost of
   revenues.............  $5,241  $ 4,245        23 %     $9,780   $7,751        26 %
                          ======  =======       ===       ======   ======       ===

  Cost of product revenues increased to $844 and $1,479 for the three and six months ended June 30, 1999, respectively, from $742 and $1,342 for the three and six months ended June 30, 1998, representing increases of approximately 14% and 10%, respectively. The increase in commerce cost of product was primarily due to increased costs for third party licensing royalties related to the Company's Internet commerce products. Publishing cost of product declined in proportion to the decline in publishing product revenues. Cost of product revenues includes the costs to distribute products, costs of media on which products are delivered, royalties for third-party technology that is embedded into certain products of the Company, and royalties for the resale of third-party software products. Management believes that these costs as a percentage of product revenues will be in the range of 6% to 10% for the foreseeable future as the Company incorporates more third-party technology into its products and continues to resell third-party software products with its Internet commerce solutions.

  Cost of service revenues increased to $4,397 and $8,301 for the three and six months ended June 30, 1999, respectively, from $3,503 and $6,409, for the three and six months ended June 30, 1998, representing increases of approximately 26% and 30%, respectively. Cost of service revenues consists primarily of personnel and related costs incurred in providing development, consulting, and other technical services to customers. Overall, the increase in cost of service revenues was consistent with the approximate 32% and 36% growth in service revenues for the three and six months ended June 30, 1999, respectively. Commerce cost of service increased to $3,649 and $6,869 for the three and six months ended June 30, 1999, respectively from $2,828 and $5,009 for the comparable prior year periods. The increase in commerce cost of service was attributed primarily to higher costs related to the employment of outside consultants and higher recruiting costs related to the hiring of new consultants. Publishing cost of service increased to $748 and $1,432 for the three and six months ended June 30, 1999, respectively, from $675 and $1,401 for the comparable prior year periods. Publishing cost of service increased as a result of an increase in consulting headcount of approximately 13%. Management believes that these costs will increase in proportion to growth in service revenues, particularly anticipated growth in the Company's commerce consulting business.

Gross Margin

  Product revenue gross margin was approximately 93% for the three and six months ended June 30, 1999, as compared to approximately 94% for the three and six months ended June 30, 1998. Management expects that product revenue gross margin will fluctuate based on the amount of third party technology that the Company uses and resells to its customers with its Internet commerce solutions. Additionally, management expects that product revenue gross margin will remain in the range of 90% to 94% for the foreseeable future.

  Service revenue gross margin increased to approximately 24% and 26% in the three and six months ended June 30, 1999, respectively, from approximately 20% and 23% in the comparable prior year periods. Overall, the increase was attributed primarily to improved cost controls, higher resource utilization rates, and higher efficiency in the delivery of consulting services from new hires. Management expects that the service gross margin may fluctuate in subsequent quarters depending upon such factors as resource utilization rates and growth in the consulting business.

Operating Expenses

  Selling and marketing expenses consisted primarily of the cost of sales and marketing personnel and consultants, as well as the costs associated with marketing programs, advertising costs, and literature. Selling and marketing expenses decreased to $7,895 and $15,306 for the three and six months ended June 30, 1999, respectively, from $8,007 and $15,883 for the three and six months ended June 30, 1998, respectively. The decrease in these expenses of approximately 1% and 4% for the three and six months ended June 30, 1999, respectively, was attributed primarily to a decrease in employee and travel-related expenses due to a decrease in headcount of approximately 9% from the comparable prior year periods.

  Research and development expenses consisted primarily of the cost of research and development personnel and independent contractors, as well as equipment and facilities costs related to such activities. For the three and six months ended June 30, 1999, these expenses decreased to $5,026 and $9,508, respectively, from $6,568 and $13,344 for the three and six months ended June 30, 1998, respectively. The decrease in expenses of approximately 23% and 29% for the three and six months ended June 30, 1999, respectively, was attributed primarily to a reduction in employee related expenses as a result of a 17% reduction in research and development headcount from the prior year periods. This headcount reduction was primarily the result of the completion of certain development projects related to the Company's next-generation group of products that occurred during the six months ended June 30, 1998. In addition, improvements in general cost control contributed to the decrease.

  Qualifying capitalized software development costs were immaterial in both periods. Accordingly, the Company has charged all such expenses to research and development in the period incurred. The Company believes that significant investments in research and development are required to remain competitive in the software industry. Certain research and development expenditures are incurred substantially in advance of the related revenues and, in some cases, do not generate revenues.

  General and administrative expenses consisted primarily of the cost of finance, management, and administrative personnel, as well as legal and other professional fees. These expenses decreased for the three and six months ended June 30, 1999, to $2,308 and $4,667, respectively, from $3,021 and $5,950 for the three and six months ended June 30, 1998, respectively. These amounts represent decreases of approximately 24% and 22%, respectively, for the three and six months ended June 30, 1999 from the comparable prior year periods. The decrease was attributed primarily to a decrease in employee-related expenses as a result of a 21% decrease in headcount from the comparable prior year periods.

  Overall, management attributed lower operating expenses to general improvement in the Company's cost structure that resulted from lower employee headcount and improved cost controls across the Company's internal organizations. The Company continued to experience cost efficiencies as a result of the restructuring plan implemented in the fourth quarter of 1998.

Acquired In-Process Research and Development

  Acquired in-process research and development expenses consisted of $5,700 relating to the ICentral acquisition in the second quarter of fiscal 1998. These costs were expensed as of the acquisition dates and are included in the accompanying consolidated statements of operations for the respective periods. The amount allocated to acquired in-process research and development relates to projects that have not yet reached technological feasibility and that, until completion of development, have no alternative future use.

  As of the acquisition date of ICentral in April 1998, ICentral had initiated a research and development effort related to the third major revision of its flagship ShopSite product suite, an Internet commerce product suite that allows small to medium-sized web merchants to transact business on the Internet. The elements of the product suite are as follows: (1) ShopSite Express, a tool that allows web designers to add a shopping system to any existing web site, (2) ShopSite Manager, which offers the shopping functionality of ShopSite Express combined with an automated commerce site management system, and (3) ShopSite Pro, which combines the features of ShopSite Manager with an additional set of advanced commerce tools including real-time payment processing. The in-process technology included significant new modifications of the features and functionality of the current suite of products, such as the addition of Cybercash as a payment option, quantity discount interface capability to allow customers to purchase at quantity discounts, tax modifications to allow the merchant to decide whether to calculate tax before or after shipping is calculated, improved shipping configuration of United Parcel Service shipping zones, and a mailing list generator. It is expected that these modifications will further enhance the product's ease of use in the marketplace. As of the acquisition date, the in-process project was approximately 60% complete and it was estimated that the in-process technology would have a 7-year life and that the first product(s) were introduced during the second quarter of fiscal 1999.

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

  The discount rate selected for both the developed and in-process technologies was 22% and was estimated by calculating a Weighted Average Cost of Capital (WACC) based on publicly traded guideline companies. The WACC represents the blended, after-tax costs of debt and equity. The cost of equity was estimated using the Capital Asset Pricing Model (CAPM) and by reviewing venture capital rates of return.

  The fair values of the assets acquired from ICentral were allocated between the following:

                                                                         Fair
                                                                        Market
      Asset                                                              Value
      -----                                                             -------
      In-process Research and Development.............................. $ 5,700
      Developed Technology.............................................   2,110
      Developed Technology.............................................   4,190
      Acquired Assets..................................................      86
                                                                        -------
        Total:......................................................... $12,086
                                                                        =======

  The valuation analysis was performed in accordance with the provisions of Accounting Principles Board (APB) Opinions Nos. 16 and 17, wherein all identifiable assets and intangible assets acquired were identified and analyzed to determine their fair market values. In addition, to identify the in-process research and development and to determine if there were any alternative future uses for these projects, these projects were evaluated in the context of Interpretation 4 of Financial Accounting Standards Board Statement No. 2 (SFAS 2) and SFAS 86: Accounting For Software Costs. Such evaluation consisted of a specific review of the efforts and uniqueness of the developments of these projects, and a determination of whether technological feasibility had been achieved. Accordingly, the Company believed that the foregoing assumptions used in the ICentral acquired in-process research and development analysis were reasonable at the time of acquisition. However, no assurance can be given that the underlying assumptions used to estimate expected sales revenues, development costs, or profitability, or the events associated with such projects will transpire, or have transpired, as estimated.

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

  Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income decreased to $273 and $557, respectively, for the three and six months ended June 30, 1999, from approximately $291 and $609 for the three and six months ended June 30, 1998, respectively. The decrease was attributed primarily to lower average investments in cash, cash equivalents and marketable securities during the periods. Interest expense decreased to $171 and $310 for the three and six months ended June 30, 1999, respectively, from $296 and $536 for the three and six months ended June 30, 1998, respectively. The decrease in interest expense was attributed primarily to the final payment made on the note payable issued to Reed Elsevier in 1997 in connection with the Folio acquisition. Interest expense relates to the accounts receivable line-of-credit (discussed below), the Company's note payable issued in conjunction with the Folio acquisition, the mortgage on the Company's Provo, Utah facility, as well as an obligation under a license agreement. Other expense of $5 and $152 represents foreign currency translation losses recorded during the three and six months ended June 30, 1999, respectively, as compared to $62 and $72 of foreign currency translation losses recorded during the three and six months ended June 30, 1998.

  The Company recorded a provision for foreign income taxes of $102 and $145 for the three and six months ended June 30, 1999, respectively, compared to $33 and $65 for the three and six months ended June 30, 1998, respectively. This provision was recorded for estimated taxes due in foreign jurisdictions. The Company has had losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes.

Liquidity and Capital Resources

  At June 30, 1999, the Company had $30,655 in cash, cash equivalents, and marketable securities, which represented a decrease of $4,224 from December 31, 1998.

  The Company's operating activities used cash and cash equivalents of approximately $2,008 and $15,267 for the six months ended June 30, 1999 and 1998, respectively. The improvement in cash used in operating activities was primarily the result of the lower net loss and lower investment in accounts receivable. The Company's net loss decreased approximately 70% to $5,165 for the six months ended June 30, 1999 from $16,964 for the comparable prior year period. The level of accounts receivable improved primarily as a result of strong collection efforts and shorter average payment terms in new contracts.

  The Company's investing activities provided cash and cash equivalents of approximately $519 for the six months ended June 30, 1999 and used approximately $6,294 in the comparable prior year period. The principal addition of cash from investing activities for the six months ended June 30, 1999 was $1,421 received for the net sale of certain marketable securities and the principal use of cash for the period was $548 for purchases related to office equipment. The improvement in cash from investing activities was primarily due to decreased spending on equipment. In addition, $1,420 of net cash was used in the ICentral acquisition (see Note 4) in the six months ended June 30, 1998.

  The Company's financing activities used cash and cash equivalents of approximately $2,825 for the six months ended June 30, 1999 and provided approximately $12,318 in the comparable prior year period. The principal use of cash from financing activities was the final payment of $5,000 on the note payable issued to Reed Elsevier in 1997 in connection with the Folio acquisition. In addition, the Company received proceeds of $2,905 from the exercise of stock options under the Company's 1994 Stock Incentive Plan and stock purchases under the Company's Employee Stock Purchase Plan.

  In July 1998, the Company entered into a $2,800 mortgage of its Provo, Utah, building which bears interest at the fixed rate of 8.5%. The mortgage principal payments are based upon a 20-year term with a balloon payment required at the end of the fifth year.

  The Company has an unsecured bank credit facility that provides up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bears interest at the prime lending rate (7.75% at June 30, 1999). The Company is required to comply with certain restrictive covenants under this agreement and the line is collateralized by the Company's accounts receivable. The Company was in compliance with all such convenants at June 30, 1999. During the six months ended June 30, 1999, the Company decreased its borrowings under this facility to $10,350 from $11,000 at December 31, 1998. At June 30, 1999, $4,650 remained available to the Company under this facility.

  At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $96,000. These losses are available to reduce federal and state taxable income, if any, in future years. These losses are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant stockholders over a three-year period that are in excess of 50%. While the Company believes that it has experienced a change in ownership in excess of 50%, it does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards.

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

 State of Readiness

  With respect to the Company's internal systems, 90% of the Company's mission critical information technology systems are considered to be Year 2000 compliant, as defined by the criteria established by the British Standards Institute. With respect to the Company's software products, the Company has developed and implemented a detailed Year 2000 test procedure for the phase review and software release process to ensure that its software products are Year 2000 compliant. The execution of this test procedure began in October 1998 and management expects that such testing will continue throughout 1999. Additionally, approximately 90% of the Company's embedded product vendors are already considered to be Year 2000 compliant, based wholly on external and internal testing of such embedded products. As a result, management expects that the Company and its key vendors will be positioned to successfully meet all Year 2000 compliance issues for the Company's products.

 Related Costs

  Management has assessed the related costs for Year 2000 compliance to be in the range of $700-$1,000. To date, the Company has incurred costs of approximately $700 for its Year 2000 projects. Such costs may include those for research and development, capital equipment, outside software tools, outside contractors, and other internal resources that may be assigned to the project. Management acknowledges that these costs may be subject to reassessment as testing of the Company's products and mission critical systems is completed and compliance is fully achieved.

 Perceived Risks

  At the present time, management does not expect Year 2000 issues to have a material adverse impact on the Company's business or future results of operations. However, there can be no assurance that there will not be interruptions of operations or other limitations of system or product functionality, or that the Company will not incur significant costs to avoid such interruptions or limitations. For example, such interruptions or limitations may include disruptions in customer service and technical support facilities, interruptions to customer access to on-line products and services, information or other communications, delays in manufacturing and shipping of products, and other interruptions or delays in the day-to-day operations of the Company. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's domestic and international customers, including such software created through custom development either by the Company, its customers, or other third party developers, may not be Year 2000 compliant. The failure of any such non-compliant third-party software or systems contained in such operating environments may negatively affect the performance of the Company's products, which may lead to increased costs associated with correcting technical problems, lost sales, or other negative consequences resulting from customer dissatisfaction, including litigation. Such failure may have a material adverse effect on the Company's business, financial condition and operating results.

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

 Demand for Open Market's products may decrease if Open Market is unable to adapt continually to rapid changes in the market for Internet-based software applications.

  The market for Internet-based software applications is characterized by rapid technological change. As a result, there is uncertainty about the widespread acceptance of new products that can cause significant delays in the sales cycle. The introduction of product or service enhancements or new products or services embodying new technologies, industry standards, or customer requirements could supplant or make our existing products and services obsolete. Open Market must continue to upgrade its technologies and commercialize products and services incorporating such technologies, which may lengthen Open Market's sales cycles.

 Open Market's operating results are largely dependent upon the continued development and acceptance of Internet commerce.

  The market for our Internet products and services has only recently begun to develop, is rapidly evolving and has an increasing number of market entrants that have introduced and developed products and services for Internet commerce that compete with Open Market. Open Market's future operating results depend upon the development and growth of the market for Internet-based packaged software applications, including electronic commerce applications. The widespread acceptance of electronic commerce in general and, in particular, the Internet as a sales, marketing, order receipt and processing medium are highly uncertain and subject to a number of risks. The following critical issues remain unresolved and may impact the growth of Internet commerce:

  .  security;

  .  reliability;

  .  ease of use;

  .  quality;

  .  service; and

  .  government regulation.

  If the Internet commerce market fails to continue to develop or develops more slowly than expected, Open Market's business, operating results and financial condition could be materially adversely affected.

 Government regulation of and legal uncertainties relating to the Internet may adversely affect Open Market's ability to market products facilitating Internet commerce.

  Open Market is not currently subject to direct regulation by any U.S. government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet both in the U.S. and internationally, covering issues such as user privacy, taxation, the content of products and the nature of services. The adoption of any such laws or regulations may decrease the growth of the Internet or inhibit electronic commerce, which could in turn adversely affect Open Market's business, operating results or financial condition. Due to the encryption technology contained in Open Market's products, such products are subject to U.S. export controls. U.S. export controls, either in their current form or as may be subsequently enacted, may delay the introduction of new products or limit Open Market's ability to distribute products outside of the United States. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology. Further, various countries regulate the import of certain encryption technology and have adopted laws relating to personal privacy issues that could limit our ability to distribute products in those countries. Any such export or import restrictions, new legislation or regulation or government enforcement of existing regulations could have a material adverse effect on Open Market's business, operating results and financial condition.

 The sales cycles for Open Market's products may be lengthy due to the complexity of Open Market's products and could negatively impact Open Market's operating results.

  Open Market's products are complex and prospective customers often must make significant investment decisions to purchase Open Market's products. Accordingly, licensing such complex software products may require Open Market to provide a significant level of education to prospective customers regarding the use and benefits of its products, which may be time consuming. As a result, Open Market's sales cycles may be lengthy and subject to a number of significant delays. Delays due to lengthy sales cycles or delays in Open Market's generation of customers or deployment of its Internet commerce products could have a material adverse effect on Open Market's business, operating results and financial condition and could be expected to cause Open Market's operating results to vary significantly from quarter to quarter.

 Failure to provide secure transmission of information over the Internet could adversely impact the acceptance of Open Market's Internet commerce products.

  A significant barrier to market acceptance of online commerce and communication is the concern regarding the secure exchange of valuable and confidential information over public networks. Open Market relies on encryption and authentication technology to provide the security and authentication necessary to effect the secure exchange of valuable and confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments (such as break-ins and similar disruptive problems caused by Internet users) will not result in a compromise or breach of algorithms used by Open Market in Open Market's products to protect customer transaction data. If any such compromise or breach were to occur, it could have a material adverse effect on Open Market's business, financial condition, and operating results.

 Demand for Open Market's products may decrease if Open Market cannot compete successfully in the Internet commerce software market.

  The market for Internet commerce software is new and intensely competitive. The Internet is characterized by an increasing number of market entrants that have introduced or developed products and services for commerce on the Internet. Open Market's failure to introduce new products, services or product enhancements on a timely basis may delay or hinder market acceptance and allow competitors to gain a greater market share than Open Market. Many of Open Market's competitors have greater financial, technical and marketing resources and greater name recognition than Open Market does. Due to competition, Open Market may have to reduce the prices of its products substantially or introduce lower-priced lines of products to gain greater market share. Open Market's operating results will be affected by the number of competitors it has and their pricing strategies and market acceptance of their products. Open Market cannot assure you that it will be able to compete successfully against these companies.

 Open Market will depend on the continued service of its key technical and senior management personnel after the merger to secure, maintain and enhance its industry position.

  Open Market's future success depends in significant part upon the continued service of its key technical and senior management personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel in a highly competitive market. Open Market's ability to establish and maintain a position of technology leadership in the Internet commerce industry depends in large part upon the skills of its development personnel.

 Fluctuations in Open Market's quarterly revenue and operating results may result in reduced profitability and lead to reduced prices for its stock.

  Open Market's expense levels are fixed in advance and are based in part on its expectations as to future revenues. Quarterly sales and operating results will generally depend on the volume and timing of orders received within the quarter. Open Market may be unable to adjust spending in a timely manner to compensate for unexpected revenue shortfalls. Open Market expects in the future to experience significant fluctuations in quarterly operating results that may be caused by many factors, including, among other things, the following:

  . the number, timing and significance of product enhancements and new product announcements by Open Market or its competitors;

  .  the length of Open Market's sales cycle;

  .  market acceptance of, and demand for, Open Market's products;

  . the pace of development of electronic commerce conducted on the Internet;

  . customer order deferrals in anticipation of enhancements or new products offered by Open Market or Open Market's competitors;

  .  non-renewal of service agreements;

  .  software defects and other product quality problems;

  .  Open Market's ability to attract and retain key personnel;

  .  the extent of international sales;

  .  changes in the level of operating expenses; and

  .  general economic conditions.

  As a result, Open Market's operating results in future quarters may be below the expectations of market analysts and investors. In that event, the price of Open Market's common stock would likely decrease.

 Difficulties presented by international markets could negatively impact Open Market's business.

  For the fiscal year ended December 31, 1998, Open Market's international gross sales comprised approximately 32% of its total gross sales. A downturn in foreign economies may result in decreased sales of Open Market's products. Generally, sales and manufacturing operations are subject to the risks normally associated with international operations, including the following:

  . currency conversion risks and currency fluctuations limitations, including taxes, on the repatriation of earnings;

  .  political instability, civil unrest and economic instability;

  . greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

  .  greater difficulty and expense in conducting business abroad;

  . complications in complying with foreign laws and changes in governmental policies;

  .  transportation delays and interruptions; and

  .  the imposition of tariffs.

  These risks could negatively impact international sales and manufacturing operations, which could have a material adverse effect on Open Market's business, financial condition and operating results.

 Open Market will continue to depend on intellectual property rights to protect its products although it may not always be able to protect such rights.

  Open Market's success is dependent to a significant degree on its proprietary software technology. Open Market provides its products to end users generally under non-exclusive, non-transferable licenses for the term of the agreement, which is usually in perpetuity. Open Market's policy is to enter into confidentiality and assignment agreements with its employees, consultants, and vendors and generally to control access to, and distribution of, its software, documentation, and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use Open Market's software or other proprietary information without authorization or to develop similar software independently. Although Open Market holds five U.S. patents covering certain aspects or uses of electronic commerce software, it cannot be sure of the degree of intellectual property protection such patents will provide. Policing unauthorized use of Open Market's products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford Open Market little or no effective protection of its intellectual property. There can be no assurance that the steps taken by Open Market will prevent misappropriation of its technology or that agreements entered into for that purpose would be enforceable.

 Other parties may claim that Open Market has infringed their intellectual property rights and such claims may interrupt Open Market's regular business operations.

  In the future, other parties may assert claims for infringement or invalidity (or claims for indemnification from Open Market customers resulting from infringement claims) against Open Market for violation of patent, trademark, copyright or other proprietary rights as a result of the use by Open Market, Open Market's customers or other third parties of Open Market's products to transmit, disseminate, or display information over or on the Internet. Such claims are likely to become increasingly prevalent as the Internet gains more widespread use and new parties enter already competitive markets where intellectual property rights are essential to conducting business. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. There can be no assurance that any licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on Open Market's business, financial condition and operating results.

 Open Market's products may contain undetected defects which may prove costly and time-consuming for Open Market to correct.

  Sophisticated software products, such as those Open Market produces and markets, may contain undetected errors or failures that become apparent when Open Market introduces the products or when it provides an increased volume of services. Open Market cannot assure you that its testing and its potential customers will detect all errors in Open Market's products prior to licensing or sale. Correcting such errors may result in loss of revenues, delay in market acceptance, diversion of development resources, damage to Open Market's reputation, or increased service and warranty costs, which would have a material adverse effect on Open Market's business, financial condition and operating results.

 Open Market may need to engage in litigation to protect its intellectual property rights in the competitive market for Internet software products and services.

  Litigation may be necessary in the future to enforce Open Market's intellectual property rights, to protect its patents, copyrights, trademarks or trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, which may have a material adverse effect on Open Market's business, financial condition and operating results. Litigation regarding intellectual property rights, copyrights, trademarks and patents is increasingly common in the software industry. Intellectual property litigation is complex and expensive and the outcome of such litigation is difficult to predict.

 Delays in Open Market's planned release schedule may result in a loss of market share.

  Delays in the planned release of Open Market's new products may adversely affect forecasted revenues and create operational inefficiencies resulting from staffing levels designed to support the forecasted revenues. Open Market's failure to introduce new products, services or product enhancements on a timely basis may delay or hinder market acceptance and allow competitors to gain greater market share than Open Market.

 Open Market has a limited operating history.

  Open Market began operations in 1994. Open Market's ability to successfully market its existing products and to develop and market new products must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets like the Internet.

 The failure of Open Market's software products and internal computer systems and software programs to be year 2000 compliant could negatively impact its business.

  Many currently installed computer systems and software products only accept two digits to identify the year in any date. Thus, the year 2000 will appear as "00," which a system might consider to be the year 1900 rather than the year 2000. This could result in software product failures, system failures, delays or miscalculations causing disruptions to Open Market's operations. Open Market has begun and will continue to assess the impact of year 2000 date recognition problems on its commercial products and internal systems. Open Market cannot be certain that it will identify all of the potential risks to its business that could result from year 2000-related issues. However, Open Market has identified the following risks of which you should be aware:

  . Year 2000 problems that affect Open Market's internal systems. Open Market has relied on the representations and certifications by its software vendors regarding the year 2000 readiness of its information technology systems and has not conducted extensive independent testing of these systems. It is possible that these systems could contain undetected problems that could cause serious disruptions which would have a material adverse effect on Open Market's business, financial condition and operating results.

  . Year 2000 problems that affect Open Market's software products. Open Market is implementing a detailed year 2000 test procedure for the phase review and software release process to ensure that its software products will be year 2000 compliant. This testing began in October 1998, and Open Market expects that such testing will continue through 1999 and into 2000. As part of this process, Open Market must also determine, through a combination of internal and external testing, whether the components of its software products supplied to Open Market by vendors are year 2000 compliant. Open Market cannot be certain that such testing will detect all potential year 2000 problems. The failure of Open Market's products to be year 2000 compliant could result in claims by or liability to Open Market's customers, which could have a material adverse effect on Open Market's business, financial condition and operating results.

  . The costs associated with remedying year 2000 problems. Open Market has assessed the cost of achieving year 2000 compliance to be in the range of $700,000 to $1 million. To date, Open Market has incurred costs of approximately $700,000 for its year 2000 projects. Such costs may include those for research and development, capital equipment, outside software tools, outside contractors or internal resources which may be allocated to year 2000 projects. There can be no assurance that these costs will not increase or be subject to reassessment as testing of Open Market's products and essential technology information systems continues. Open Market may incur significant costs to avoid disruptions in customer service, technical support, access to on-line services and products and product functionality. Failure to contain costs could have a material adverse effect on Open Market's business, financial condition and results of operations.

 Open Market may face challenges in integrating Open Market and FutureTense and, as a result, may not realize the expected benefits of the anticipated merger.

  Integrating the operations and personnel of Open Market and FutureTense will be a complex process, and Open Market is uncertain that the integration will be completed rapidly or will achieve the anticipated benefits of the merger. The successful integration of Open Market and FutureTense will require, among other things, integration of each company's sales and marketing groups and coordination of each company's development efforts. The diversion of the attention of each company's management and any difficulties encountered in the process of combining both companies could cause the disruption of, or a loss of momentum in, the activities of the combined company's business. Further, the process of combining both companies could negatively affect employee morale and the ability of Open Market to retain some of its key employees after the merger. In addition, the announcement and completion of the merger could cause customers to delay or change orders for products as a result of uncertainty over the integration of both companies' software products. The inability to successfully integrate the operations and personnel of Open Market and FutureTense, or any significant delay in achieving integration, could have a material adverse effect on the business, financial condition and operating results of Open Market after the merger.

 Open Market may not be able to retain key employees of FutureTense.

  Because of the high valuation Open Market placed on FutureTense, its key founders and employees have received or will receive a substantial number of Open Market shares and can sell these shares at substantial gains. In many cases, these individuals could become financially independent through these sales, before the products of either company have fully matured into commercially deliverable products commanding reasonable market share. Additionally, startup and other companies will seek out these individuals due to the financial result they have achieved for their investors. Under the circumstances, Open Market faces a difficult and significant task of retaining and motivating the key personnel of FutureTense to stay committed to Open Market. Open Market has entered into employment agreements with only six employees of FutureTense. Open Market may nonetheless be unsuccessful in retaining these employees or any other FutureTense employees.

 Open Market's stock price is volatile and the value of the Open Market common stock issued in the merger will depend on its market price at the time of the merger, and no adjustment will be made as a result of changes in the market price of Open Market's common stock.

  Under the merger agreement, the conversion ratio used to determine the number of shares of Open Market's common stock that FutureTense stockholders will receive is unaffected by the share price of Open Market's common stock. Increases in the value of Open Market's common stock will result in a higher price being paid by Open Market for FutureTense and more value received by FutureTense stockholders in the merger. Decreases in the value of Open Market's common stock will result in a lower price being paid by Open Market for FutureTense and less value received by FutureTense stockholders in the merger. Under the merger agreement, neither Open Market nor FutureTense will have the right to terminate or renegotiate the merger agreement or to resolicit proxies as a result of any increase or decrease in the value of Open Market's common stock. The market price of Open Market's common stock, like that for the shares of many other high technology and Internet companies, has been and may continue to be volatile. For example, from January 1, 1997 to June 30, 1999, the Open Market common stock traded as high as $27.00 per share and as low as $4.25 per share. Recently, the stock market in general and the shares of software and Internet companies in particular have experienced significant price fluctuations. The market price may continue to fluctuate significantly in response to various factors, including:

  .  quarterly variations in operating results or growth rates;

  .  the announcement of technological innovations;

  .  the introduction of new products by Open Market and its competitors;

  .  changes in estimates by securities analysts;

  .  market conditions in the industry;

  .  announcements and actions by competitors;

  .  regulatory and judicial actions; and

  .  general economic conditions.

 Significant merger-related charges against earnings will increase Open Market's losses in the quarter in which the merger is consummated and during the post-merger integration period.

  We expect to incur charges of approximately $4.0 million in connection with the merger which relates to fees, legal and accounting services and other integration costs. These costs may be higher than we anticipate. In addition, we may incur other additional unanticipated merger costs. These costs may delay the anticipated benefits of the merger. Some of these nonrecurring costs will be charged to operations in the fiscal quarter in which the merger is consummated while others will be expensed as incurred during the post-merger integration period.


 Customers of Open Market and FutureTense may delay or cancel orders as a result of concerns over the merger.

  The announcement and closing of the merger could cause customers and potential customers of Open Market and FutureTense to delay or cancel orders for products as a result of customer concerns and uncertainty over product evolution, integration and support over the combined company's products. Such a delay or cancellation of orders could have a material adverse effect on the business, operating results and financial condition of Open Market or FutureTense.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

  Foreign Exchange Hedging. The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at quarter end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the quarter. Foreign currency translation and transaction gains or losses for the Company's subsidiaries are included in the accompanying consolidated statements of operations since the functional currency for the Company's subsidiaries is the U.S. dollar.

  Investment Portfolio. The Company does not invest in derivative financial instruments and other instruments that do not meet the high credit quality standards, as specified in the Company's investment policy guidelines. The Company's policy guidelines also limit the amount of credit exposure of any one issue, issuer, and type of investment. See "Note 2--Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

                           PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings

  None

ITEM 2. Changes in Securities and Use of Proceeds

  None

ITEM 3. Defaults Upon Senior Securities

  None

ITEM 4. Submission of Matters to a Vote of Security Holders

  At the Company's Annual Meeting of Stockholders held on May 12, 1999, the following proposals were adopted by the vote specified below:

                                                                       Broker
                  Proposal                  For      Against  Abstain Non-Votes
     ---------------------------------   ---------- --------- ------- ---------
 (1) To elect two Class III Directors
     for the ensuing three years:
     Shikhar Ghosh....................   25,897,425           648,113
     Eugene Quinn.....................   26,042,839           502,699

 (2) To approve amendments to the 1996
     Director Option Plan to (a)
     increase the number of shares of
     Common Stock authorized for
     issuance under such plan from
     100,000 to 200,000 and (b)
     provide that all options granted
     on or after May 12, 1999 under
     such plan shall be fully
     exercisable on the date of
     grant............................   24,918,973 1,228,979 397,586    -0-

 (3) To ratify the selection by the
     Board of Directors of Arthur
     Andersen LLP as the Corporation's
     independent public accountants
     for the fiscal year ending
     December 31, 1999................   26,279,614   185,559  80,365

ITEM 5. Other Information

  None

ITEM 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

  The exhibits listed on the Exhibit Index are included in this report.

 (b) Reports on Form 8-K

  None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          Open Market, Inc.
                                          (Registrant)

Date: August 4, 1999
                                                  /s/ Gary B. Eichhorn
                                          By:__________________________________
                                                    Gary B. Eichhorn
                                              President and Chief Executive
                                                         Officer

Date: August 4, 1999
                                                   /s/ Betty J. Savage
                                          By:__________________________________
                                                     Betty J. Savage
                                           Vice President and Chief Financial
                                                         Officer
                                              (Principal Financial Officer)

Date: August 4, 1999
                                                  /s/ Annmarie Russell
                                          By:__________________________________
                                                    Annmarie Russell
                                                   Director of Finance
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
   No.                              Description
 -------                            -----------
  +10.1  Master Software License and Distribution Agreement, dated June 9,
         1999, between ABSB, L.C. and the Company.

   27.1  Financial Data Schedule for the quarter ended June 30, 1999.

--------
+ Confidential materials omitted and filed separately with the Securities and Exchange Commission.