Form 10-Q
period 1999-09-30
OPEN MARKET INC
filed 1999-11-15
CIK 926019

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q

--------------------------------------------------------------------------------

(MARK ONE)

            [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

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

  As of November 11, 1999, there were 43,859,429 shares of the Registrant's Common Stock outstanding.

                               OPEN MARKET, INC.
                               TABLE OF CONTENTS

                                                                                                           Page
                                                                                                          -------
PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements
    Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998............................   3
    Consolidated Statements of Operations for the three and nine months ended September 30, 1999
    and 1998..............................................................................................   4
   Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998............   5
   Notes to Consolidated Financial Statements.............................................................   6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............  13
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk........................................  28

PART II--OTHER INFORMATION

ITEM 1. Exhibits and Reports on Form 8-K..................................................................  29

SIGNATURES................................................................................................  30

EXHIBIT INDEX.............................................................................................  31

                         PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               OPEN MARKET, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                                 --------------  -------------
                                                                                                      1999           1998
                                                                                                 --------------  -------------
                                                                                                  (UNAUDITED)
                                                            ASSETS
Current assets:
 Cash and cash equivalents......................................................................     $  19,156      $  19,921
 Marketable securities..........................................................................        13,903         14,958
 Accounts receivable, net of allowances of $3,031 and $2,523, respectively......................        25,246         28,250
 Prepaid expenses and other current assets......................................................         4,954          1,892
                                                                                                     ---------      ---------
    Total current assets........................................................................        63,259         65,021
                                                                                                     ---------      ---------
Property, plant and equipment, at cost:
 Computers and office equipment.................................................................        15,568         14,743
 Leasehold improvements.........................................................................         5,412          5,421
 Land & building................................................................................         4,200          4,200
 Furniture & fixtures...........................................................................         2,140          2,157
                                                                                                     ---------      ---------
    Total property and equipment................................................................        27,320         26,521
Less: Accumulated depreciation and amortization.................................................        14,260         11,093
                                                                                                     ---------      ---------
    Net property and equipment..................................................................        13,060         15,428
Long-term marketable securities.................................................................            --          1,510
Intangible assets, net..........................................................................         9,421         11,627
Other assets....................................................................................         1,372          1,372
                                                                                                     ---------      ---------
                                                                                                     $  87,112      $  94,958
                                                                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term obligations....................................................     $      60      $      88
 Line of credit.................................................................................        10,350         11,000
 Note payable...................................................................................            --          5,000
 Accounts payable...............................................................................         3,316          2,848
 Accrued expenses...............................................................................        10,406         13,692
 Deferred revenues..............................................................................         5,925          4,548
                                                                                                     ---------      ---------
    Total current liabilities...................................................................        30,057         37,176
                                                                                                     ---------      ---------
Long-term obligations, net of current maturities................................................         2,720          2,789
Stockholders' equity:
 Preferred stock, $.10 par value--
   Authorized--2,000,000 shares; Issued and outstanding none...................................             --             --
 Common stock, $.001 par value--
   Authorized--100,000,000 shares; Issued and outstanding - 36,438,000 shares and 35,291,000 shares at September 30, 1999 and December 31, 1998,
    respectively................................................................................            36             35
 Additional paid-in capital.....................................................................       191,665        186,074
 Accumulated deficit............................................................................      (137,366)      (131,116)
                                                                                                     ---------      ---------
    Total stockholders' equity..................................................................        54,335         54,993
                                                                                                     ---------      ---------
                                                                                                     $  87,112      $  94,958
                                                                                                     =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    -------------------------  -------------------------
                                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                                    -------------------------  -------------------------
                                                                       1999          1998         1999          1998
                                                                    -----------  ------------  -----------  ------------
REVENUES:
   Product revenues...............................................     $11,078       $ 8,693      $33,943      $ 32,123
   Service revenues...............................................       6,936         5,670       18,217        13,967
                                                                       -------       -------      -------      --------
     Total revenues...............................................      18,014        14,363       52,160        46,090
                                                                       -------       -------      -------      --------
COST OF REVENUES:
   Product revenues...............................................         932           702        2,411         2,044
   Service revenues...............................................       4,085         3,850       12,386        10,259
                                                                       -------       -------      -------      --------
     Total cost of revenues.......................................       5,017         4,552       14,797        12,303
                                                                       -------       -------      -------      --------
     Gross profit.................................................      12,997         9,811       37,363        33,787
                                                                       -------       -------      -------      --------
OPERATING EXPENSES:
   Selling and marketing..........................................       7,061         8,097       22,367        23,980
   Research and development.......................................       4,510         5,350       14,018        18,693
   General and administrative.....................................       1,822         2,492        5,049         7,422
   Amortization of intangibles....................................         765           720        2,205         1,740
   Acquired in-process research and development...................          --            --           --         5,700
                                                                       -------       -------      -------      --------
     Total operating expenses.....................................      14,158        16,659       43,639        57,535
                                                                       -------       -------      -------      --------
     Loss from operations.........................................      (1,161)       (6,848)      (6,276)      (23,748)
OTHER INCOME (EXPENSE):
Interest income...................................................         275           376          832           985
Interest expense..................................................        (155)         (312)        (465)         (849)
Other expense.....................................................          26            19         (126)          (52)
                                                                       -------       -------      -------      --------
Loss before provision for incomes taxes...........................      (1,015)       (6,765)      (6,035)      (23,664)
                                                                       -------       -------      -------      --------
Provision for income taxes........................................          71           121          216           186
                                                                       -------       -------      -------      --------
NET LOSS..........................................................     $(1,086)      $(6,886)     $(6,251)     $(23,850)
                                                                       =======       =======      =======      ========

NET LOSS PER SHARE BASIC AND DILUTED (Note 2(e))..................      $(0.03)       $(0.20)      $(0.17)       $(0.72)
                                                                       =======       =======      =======      ========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING--
  BASIC AND DILUTED (Note 2(e))...................................      36,225        34,323       35,833        32,945
                                                                       =======       =======      =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                         ---------------------------
                                                                                                SEPTEMBER 30,
                                                                                         ---------------------------
                                                                                             1999          1998
                                                                                         ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..............................................................................      $(6,251)      $(23,850)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization........................................................        3,167          3,672
  Amortization of intangible assets....................................................        2,205          1,740
  Charge associated with acquired in-process research & development....................           --          5,700
  Deferred compensation................................................................           --            105
  Changes in assets and liabilities:
  Accounts receivable..................................................................        3,004         (5,784)
  Prepaid expenses and other current assets............................................       (1,905)          (604)
  Accounts payable.....................................................................          468            274
  Accrued expenses.....................................................................       (3,286)        (2,378)
  Deferred revenues....................................................................        1,378            253
                                                                                             -------       --------
    Net cash used in operating activities..............................................       (1,220)       (20,872)
                                                                                             -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment............................................         (799)        (5,059)
 Payment from founder on loan..........................................................           --            993
 Sales (purchases) of marketable securities, net.......................................        2,568        (15,646)
 Cash used for merger related costs....................................................       (1,157)            --
 Increase in other assets..............................................................           --           (101)
 Net cash used in the purchase of ICentral.............................................           --         (1,420)
                                                                                             -------       --------
    Net cash provided by (used in) investing activities................................          612        (21,233)
                                                                                             -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 (Payments) proceeds from line of credit...............................................         (650)         5,331
 Payments on note payable..............................................................       (5,000)        (1,818)
 Proceeds from the factoring of accounts receivable....................................           --          3,128
 (Payments) proceeds on long-term obligations..........................................          (98)         2,761
 Proceeds from issuance of common stock................................................        5,591         27,336
                                                                                             -------       --------
    Net cash (used in) provided by financing activities................................         (157)        36,738
                                                                                             -------       --------
Net decrease in cash and cash equivalents..............................................         (765)        (5,367)
                                                                                             -------       --------
Cash and cash equivalents, beginning of period.........................................       19,921         19,666
                                                                                             -------       --------
Cash and cash equivalents, end of period...............................................      $19,156       $ 14,299
                                                                                             =======       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid during the period.......................................................      $   155       $  1,212
                                                                                             =======       ========
 Taxes paid during the period..........................................................      $    12       $     48
                                                                                             =======       ========
In connection with the acquisition of ICentral, the following non-cash transaction occurred:
 Fair value of assets acquired.........................................................      $    --       $ 12,086
 Liabilities assumed...................................................................           --           (666)
 Issuance of common stock..............................................................           --        (10,000)
                                                                                             -------       --------
 Cash paid for acquisition and acquisition costs.......................................      $    --       $  1,420
                                                                                             =======       ========
In connection with the acquisition of Folio, the following non-cash transaction occurred:
 Payment of note payable through issuance of common stock..............................      $    --       $  3,182
                                                                                             =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

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

   (a) Principles of Consolidation

   The accompanying consolidated financial statements reflect the accounts of the Company and its wholly- owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

   (b) Revenue Recognition

   The Company applies Statement of Position No. 97-2, Software Revenue Recognition. The Company generates revenue from licensing the rights to use its software products to end users and sublicense fees from resellers. The Company also generates service revenues from the sale of postcontract customer support and the sale of certain consulting and development services.

   Revenues from software license agreements are recognized upon delivery of the software if there is evidence of an agreement, there are no significant post-delivery obligations, and the payment is fixed or determinable and collection is probable. If an acceptance period is required, revenues are recognized upon customer acceptance. The Company enters into reseller arrangements for certain products that typically provide for sublicense fees payable to the Company based on a percentage of the Company's list price. Royalty and sublicense revenues from the Company's reseller arrangements are recognized when earned, either on a per-unit basis as reported to the Company by its licensees, or, with regards to guaranteed minimums, upon shipment of the master copy of all software to which the guaranteed minimum sublicense fees relate, if there are no significant post-delivery obligations. Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Service revenues, which include education, implementation and consulting services, are recognized in the period services are provided, if customer acceptance is not required, there is evidence of an agreement, the revenues are fixed and determinable and collectibility is probable.

   Cost of product revenues consists of costs to distribute the product, including the cost of the media on which it is delivered and royalty payments to third-party vendors. Cost of service revenues consists primarily of consulting and support personnel salaries and related costs.

                               OPEN MARKET, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Deferred revenues represent cash received from customers for products and services in advance of revenue recognition.

 (c) Cash, Cash Equivalents and Marketable Securities

   The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities of less than three months at the time of acquisition. Marketable securities consist of investment grade commercial paper, corporate notes, and obligations of certain municipalities as of September 30, 1999. These instruments typically have maturities of greater than three months but less than one year. The average maturity of the Company's marketable securities is approximately ten months.

 (d) Translation of Foreign Currencies

   The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at period-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average rate in effect during the year. Foreign currency translation and transaction gains or losses for the foreign subsidiaries are included in the accompanying consolidated statements of operations since the functional currency of these subsidiaries is the U.S. dollar. The Company had $438 and $988 of accounts receivable denominated in foreign currencies as of September 30, 1999 and December 31, 1998, respectively. The Company marks these receivables to market and records a gain or loss, which is a component of other income/expense in the statement of operations. The Company has not incurred a significant loss to date.

 (e) Net Loss Per Share

   The Company applies SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net loss per share is determined by dividing net loss per share by the weighted average common shares outstanding during the period. Diluted net loss per share for the three months and nine months ended September 30, 1999 and 1998 are the same as basic net loss per share, as the inclusion of potential common stock would be antidilutive.

   For the nine months ended September 30, 1999 and 1998, 6,207,000 and 7,318,000, respectively, of anti-dilutive securities were not included in the calculation of basic and diluted net loss per share.

 (f) Comprehensive Income

   The Company applies SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. The comprehensive net loss is the same as net loss for all periods presented.

                               OPEN MARKET, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 (g) Disclosures about Segments of an Enterprise and Significant Customers

   The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and Chief Financial Officer.

   As a result of the NextPage License and Distribution Agreement (see Note 6) the Company now has two reportable operating segments: (1) Commerce Products, including the licensing of Transact, Live Commerce and Shopsite products and (2) Publishing Products which include the Folio publishing product suite. The Company evaluates performance of the operating segments based on gross profit.


                                                                 THREE MONTHS Ended           NINE MONTHS ENDED
                                                            ----------------------------  --------------------------
                                                                    SEPTEMBER 30                 SEPTEMBER 30
                                                            ----------------------------  --------------------------
                                                                 1999           1998          1999          1998
                                                            --------------  ------------  ------------  ------------
Commerce Product Revenues..................................        $10,024       $ 4,729       $28,391       $16,388
Commerce Service Revenues..................................          6,602         4,725        16,496        10,959
                                                                   -------       -------       -------       -------
  Subtotal Commerce Revenues...............................         16,626         9,454        44,887        27,347
                                                                   -------       -------       -------       -------
Publishing Product Revenues................................          1,054         3,964         5,552        15,735
Publishing Service Revenues................................            334           945         1,721         3,008
                                                                   -------       -------       -------       -------
  Subtotal Publishing Revenues.............................          1,388         4,909         7,273        18,743
                                                                   -------       -------       -------       -------
     Total Revenues........................................         18,014        14,363        52,160        46,090
                                                                   =======       =======       =======       =======

Commerce Cost of Product...................................            932           576         2,252         1,612
Commerce Cost of Service...................................          4,085         3,369        10,953         8,378
                                                                   -------       -------       -------       -------
  Subtotal Cost of Commerce Revenues.......................          5,017         3,945        13,205         9,990
                                                                   -------       -------       -------       -------
Publishing Cost of Product.................................              -           126           159           432
Publishing Cost of Service.................................              -           481         1,433         1,881
                                                                   -------       -------       -------       -------
  Subtotal Cost of Publishing Revenues.....................              -           607         1,592         2,313
                                                                   -------       -------       -------       -------
     Total Cost of Revenues................................          5,017         4,552        14,797        12,303
                                                                   -------       -------       -------       -------

Gross Profit--Commerce.....................................         11,610         5,509        31,682        17,356
Gross Profit--Publishing...................................          1,387         4,302         5,681        16,431
                                                                   -------       -------       -------       -------
     Total Gross Profit....................................         12,997         9,811        37,363        33,787
                                                                   =======       =======       =======       =======

                               OPEN MARKET, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The following table presents geographical revenues from sources in total and as a percent of total revenues for the three and nine months ended September 30, 1999 and 1998:

                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                       ----------------------------------------  ----------------------------------------
                       SEPTEMBER 30, 1999   SEPTEMBER 30, 1998   SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                       -------------------  -------------------  -------------------  -------------------
North America..........   $12,472      70%     $ 8,863      62%     $36,757      70%     $32,269      69%
Europe/Africa..........     4,224      23%       4,088      28%      12,120      23%       9,497      21%
Asia/Pacific Rim.......     1,246       7%       1,107       8%       2,875       6%       3,621       8%
Other..................        72       0%         305       2%         408       1%         703       2%
                          -------     ---      -------     ---      -------     ---      -------     ---
                          $18,014     100%     $14,363     100%     $52,160     100%     $46,090     100%
                          =======     ---      =======     ---      =======     ---      =======     ---

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

Employee severance, benefits and related costs.................   $1,260
Write-off of assets............................................      294
Termination costs of certain contractual arrangements..........      488
                                                                  ------
Total..........................................................   $2,042
                                                                  ======

   At September 30, 1999, approximately $448 of accrued restructuring charges remained, which is comprised of approximately $70 of severance-related costs and $377 of contractual costs. The total cash impact of the restructuring amounted to approximately $1,748. The total cash paid as of September 30, 1999 was approximately $1,268 and the remaining amount is expected to be paid during the fourth quarter of 1999.

4. ACQUISITIONS

 ICentral Incorporated

   On April 30, 1998, the Company acquired all of the outstanding shares of capital stock of ICentral, Incorporated (ICentral) based in Provo, Utah. ICentral specializes in Internet store-building products geared to small and medium-sized businesses. As payment of the purchase price, the Company (i) issued an aggregate of 480,140 shares of common stock of the Company and (ii) made a cash payment of $720 to the former stockholders of ICentral. The value of the shares of the Company's common stock issued in connection with the acquisition was approximately $10,000 based on a weighted average market price, as defined. In addition, in connection with this acquisition, the Company entered into employment agreements with certain key employees of ICentral under which the Company agreed to pay bonuses in the form of the Company's common stock in an aggregate amount of $1,000, depending on certain future events, as defined. The employees earned $570 under the employment agreements, which was paid through the issuance of 42,223 shares of common stock under the Company's 1994 Stock Incentive Plan. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of ICentral subsequent to April 30, 1998 are included in the Company's consolidated statements of operations.

                               OPEN MARKET, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The aggregate purchase price of $12,086 consisted of the following:

DESCRIPTION                                                                      AMOUNT
-----------                                                                      ------
  Common stock..............................................................    $10,000
  Cash......................................................................        720
  Assumed liabilities.......................................................        666
  Acquisition costs.........................................................        700
                                                                                -------
     Total purchase price:..................................................    $12,086
                                                                                =======

  The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has preliminarily been allocated as follows:

DESCRIPTION                                                                       AMOUNT
-----------                                                                       ------
  Current assets............................................................     $    86
  Other acquired intangible assets..........................................       6,300
  In-process research & development.........................................       5,700
                                                                                 -------
     Total assets acquired:.................................................     $12,086
                                                                                 =======

  As of the acquisition date of ICentral in April 1998, ICentral had initiated a research and development effort related to the third major revision of its flagship ShopSite product suite, an Internet commerce product suite that allows small to medium-sized web merchants to transact business on the Internet. The elements of the product suite are as follows: (1) ShopSite Express, a tool that allows web designers to add a shopping system to any existing web site, (2) ShopSite Manager, which offers the shopping functionality of ShopSite Express combined with an automated commerce site management system, and (3) ShopSite Pro, which combines the features of ShopSite Manager with an additional set of advanced commerce tools including real-time payment processing. The in-process technology included significant new modifications of the features and functionality of the current suite of products, such as the addition of Cybercash as a payment option, quantity discount interface capability to allow customers to purchase at quantity discounts, tax modifications to allow the merchant to decide whether to calculate tax before or after shipping is calculated, improved shipping configuration of United Parcel Service shipping zones, and a mailing list generator. It is expected that these modifications will further enhance the product's ease of use in the marketplace. As of the acquisition date, the in-process project was approximately 60% complete and it was estimated that the in-process technology would have a seven-year life. The first integrated product was introduced during the second quarter of 1999.

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

                               OPEN MARKET, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

   In the valuation analysis, aggregate revenues for ICentral products were estimated to be approximately $3,300 for fiscal 1998 and to increase to approximately $62,500 in 2007. Revenues for the in-process technology were estimated to be approximately $2,300 for fiscal 1998 and to approximately $28,700 in fiscal 2002, representing a compound annual growth rate of approximately 65%. The estimated revenues for the in-process technologies were expected to peak within four years of the acquisition date. The estimated overall life of the acquired developed technologies of ICentral is five years.

   Operating expenses used in the valuation of ICentral included selling, general and administrative, and research and development expenses. Operating expenses were estimated based on historical expense levels of similar companies operating in similar industries. Selling, and general and administrative expenses expressed as a percentage of revenue for the in-process technologies were estimated to be 30% throughout the estimation period. Research and development expenses, also expressed as a percentage of estimated revenue, were estimated to be approximately 32% and 13% in 1998 and 1999, respectively, and to stabilize at 20% for the remainder of the estimation period. Cost of sales was estimated based on an analysis of historical information for similar companies operating in similar industries. Cost of sales for both the developed and in-process technologies was estimated to be 19% throughout the estimation period.

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

   The valuation analysis was performed in accordance with the provisions of Accounting Principles Board (APB) Opinions Nos. 16 and 17, wherein all identifiable assets and intangible assets acquired were identified and analyzed to determine their fair market values. In addition, to identify the in-process research and development and determining if there were any alternative future uses for these projects, these projects were evaluated in the context of Interpretation 4 of Financial Accounting Standards Board Statement No. 2 (SFAS
2) and SFAS No. 86: Accounting For Software Costs. Such evaluation consisted of a specific review of the efforts and uniqueness of the developments of these projects, and a determination of whether technological feasibility had been achieved. Accordingly, the Company believed that the foregoing assumptions used in the ICentral acquired in-process research and development analysis were reasonable at the time of acquisition. However, no assurance can be given that the underlying assumptions used to estimate expected sales revenues, development costs, or profitability, or the events associated with such projects will transpire, or have transpired, as estimated. The Company recorded approximately $525 of amortization expense relating to these intangible assets during 1998 and $945 for the nine months ending September 30, 1999. The results prior to the ICentral Acquisition were not material to the Company. Accordingly the proforma results for the three and nine months ended September 30, 1998 were not presented.

5. RELATED PARTY TRANSACTIONS

   During the three and nine month periods ended September 30, 1999, the Company recorded revenues of $432 related to the sale of FutureTense, Inc.(R) ("FutureTense") products and services as part of a reseller agreement. The Company believes that the terms of these transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties (See Note 7).

6. EXCLUSIVE DISTRIBUTION AGREEMENT

   On June 9, 1999, the Company announced the formation of a strategic partnership with ABSB, L.C., now known as NextPage. Under the terms of the agreement, as amended on September 30, 1999, in exchange for exclusive worldwide marketing and distribution rights for Folio publishing products, NextPage will pay Open Market a minimum of $14,000 in guaranteed royalties over a three-year period commencing July 1, 1999. At the end of the three-year period,

                               OPEN MARKET, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NextPage has an option to obtain all rights, title and interests to the Folio products for a purchase price equal to such products' fair-market value. In addition, Open Market will receive a minimum of $3,000 in software license fees from NextPage in exchange for NextPage's non-exclusive worldwide rights to market and distribute Open Market's Internet commerce software products to the commercial publishing industry. In connection with this distribution agreement, the Company recorded $1,167 in publishing product revenue during the three months ended September 30, 1999.

7. SUBSEQUENT EVENT

   On October 18, 1999, the Company announced the completion of its merger with FutureTense, a leading provider of Internet content management and delivery software. Under the terms of the agreement, Open Market issued 7,346,210 shares of its common stock to the holders of outstanding FutureTense stock. In addition, Open Market assumed employee options and a warrant to acquire shares of FutureTense stock that will convert into options to acquire 1,124,628 shares of Open Market common stock. A substantial portion of these options were exercisable upon the closing of the transaction. As of October 15, 1999, the common stock issued by Open Market had an aggregate value of $96,419 and Open Market issued options to acquire Open Market stock valued at $14,760. The Company intends to account for this transaction as a pooling of interests. At September 30, 1999, the Company has recorded $1,157 in other assets consisting of legal, accounting and other fees incurred in connection with the merger. These costs will be expensed in the fourth quarter, upon closing of the transaction. Additional details are published in the Company's Registration Statement on Form S-4, as amended (File No. 333-84801) filed with the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
          (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


RESULTS OF OPERATIONS


Overview


Open Market develops, markets, licenses and supports enterprise-class, packaged application software products and professional services that allow its customers to engage in business-to-business and business-to-consumer Internet commerce and information commerce. Open Market's Internet commerce software includes a wide spectrum of functionality required to effectively conduct business on the Internet, allowing companies to attract customers to their Web site, engage customers in acting upon a commercial offer, complete a secure transaction and service customers once a transaction has been completed.

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

On October 18, 1999, the Company announced the completion of its merger with FutureTense, a leading provider of Internet content management and delivery software. Under the terms of the agreement, Open Market issued 7,346,210 shares of its common stock to the holders of outstanding FutureTense stock. In addition, Open Market assumed employee options and a warrant to acquire FutureTense stock that will convert into options to acquire 1,124,628 shares of Open Market common stock. A substantial portion of these options are exercisable upon the closing of the transaction. As of October 15, 1999, the common stock issued by Open Market had an aggregate value of $96,419 and Open Market issued options to acquire Open Market common stock valued at $14,760. The company intends to account for this transaction as a pooling of interests. At September 30, 1999, the Company has recorded $1,157 in other assets consisting of legal, accounting and other fees incurred in connection with the merger. These costs will be expensed in the fourth quarter, upon closing of the transaction. Additional details are published in the Company's Registration Statement on Form S-4, as amended (File No. 333-84801) filed with the Securities and Exchange Commission.


REVENUES

The following table summarizes product revenues by segment:

      ------------------------------------------------------------------------------------------------------------------
                                     Three months ended                         Nine months ended
                                        September 30,        % change from         September 30,          % change from
                                  ------------------------                   --------------------------
                                       1999        1998       prior year          1999        1998         prior year
                                  ------------------------                   --------------------------

      Commerce product revenue      10,024       4,729           112%         28,391           16,388         73%
      Publishing product revenue     1,054       3,964           (73%)         5,552           15,735         (65%)
                                  ------------------------                   --------------------------
      Total product revenues        11,078       8,693           27%          33,943           32,123           6%
      ------------------------------------------------------------------------------------------------------------------


Total product revenues increased approximately 27% to $11,078, or 62% of total revenues, for the three months ended September 30, 1999, compared to $8,693, or 61% of total revenues, for the same period of the prior year. Product revenues include: (1) commerce product revenues, which include the licensing of Transact, the Company's flagship product for Internet commerce, LiveCommerce, and ShopSite products, and (2) publishing product revenues, which include royalties from NextPage, Inc. (formerly ABSB) pursuant to of the Master Distribution

Agreement for the Folio publishing product suite that was consummated during the second quarter of 1999.

The increase in product revenues was attributed primarily to growth in the Company's core Internet commerce products segment. In the three months ended September 30, 1999, Internet commerce product revenues grew to $10,024, or approximately 112% over the comparable prior year period. The Company attributed commerce product revenue growth to new customers as well as follow-on sales to its installed base of customers. In addition, the Company's average system price increased as a result of a new modular system format and pricing schedule that was introduced during the first quarter of 1999. The modular system format allows new customers to more easily tailor an individual commerce system to meet their specific needs and allows existing installed base customers the flexibility to change their systems with new and different products. Management believes that follow-on sales to its installed base of customers are integral to its strategy of building strong and lasting customer relationships.

Total product revenues increased 6% to $33,943, or 65% of total revenues, for the nine months ended September 30, 1999, from to $32,123, or 70% of total revenues, for the comparable prior year period. The Company attributed the increase primarily to demand for its commerce products, which increased approximately 73% from the nine months ended September 30, 1998.

Management expects that revenues from the Folio publishing products segment, which declined approximately 73% and 65%, respectively, from the three and nine months ended September 30, 1998, will remain flat in future quarters in accordance with the Master Distribution Agreement with NextPage pursuant to which the Company will receive a flat quarterly product royalty fee of approximately $1,167 for the duration of the three-year agreement. Prior to the NextPage agreement, the Company recorded license revenue from end-users and resellers. At the end of the three-year period, NextPage has an option to obtain all rights, title and interests to the Folio products for a purchase price equal to such products fair-market value.


The following table summarizes service revenues by segment:

         ---------------------------------------------------------------------------------------------------------------------

                                            Three months ended                       Nine months ended
                                               September 30,     % change from          September 30,        % change from
                                       ------------------------                  --------------------------
                                          1999        1998         prior year         1999        1998         prior year
                                       ------------------------                  --------------------------

          Commerce service revenue          6,602       4,725       40%               16,496      10,959          51%
          Publishing service revenue          334         945      (65%)               1,721       3,008         (43%)
                                      ------------------------                   --------------------------
          Total service revenues            6,936       5,670       22%               18,217      13,967          30%
         ---------------------------------------------------------------------------------------------------------------------

Service revenues include revenues related to maintenance and support and professional services offered by the Company. Service revenues increased approximately 22% to $6,936, or 38% of total revenues, for the three months ended September 30, 1999, from $5,670, or 39% of total revenues, for the three months ended September 30, 1998. Generally, customers purchase maintenance and support and professional services from the Company upon purchase of the Company's products. In addition, recurring quarterly revenues are derived from the ratable recognition of maintenance and support services as well as subsequent purchases of professional services from the Company's existing installed base of customers. Accordingly, the Company expects service revenues to grow in relative proportion to growth in new product business.

Service revenues increased approximately 30% to $18,217, or 35% of total revenues, for the nine months ended September 30, 1999, from $13,967, or 30% of total revenues, for the nine months ended September 30, 1998. The growth in service revenues was attributed primarily to the commerce segment, which grew 40% and 51%, respectively, during the three and nine months ended September 30, 1999 from the comparable prior year period, primarily as a result of growth in the Company's commerce product revenues.

The Company's publishing service revenue declined approximately 65% and 43%, respectively, for the three and nine months ended September 30, 1999, from the comparable prior year periods. The decrease was attributed to the Master Distribution Agreement with NextPage and the related decrease in publishing product revenues for the three and nine month periods ended September 30, 1999. Over the three-year duration of this agreement, the Company does not expect to record any service revenues related to its publishing segment.

COST OF REVENUES

The following table summarizes cost of revenues by segment:

---------------------------------------------------------------------------------------------------------------------

                                Three months ended                            Nine months ended
                                  September 30,          % change from          September 30,          % change from
                           --------------------------                  ----------------------------
                                 1999         1998         prior year         1999         1998          prior year
                           --------------------------                  ----------------------------

Commerce cost of product         932         576             62%             2,252         1,612            40%
Publishing cost of product         -         126           (100%)              159           432           (63%)

Total cost of product            932         702             33%             2,411         2,044            18%


Commerce cost of service       4,085       3,369             21%            10,953         8,378            31%
Publishing cost of service         -         481           (100%)            1,433         1,881           (24%)
                           --------------------------                  ----------------------------

Total cost of service          4,085       3,850              6%            12,386        10,259            21%


Total cost of revenues         5,017       4,552             10%            14,797        12,303            20%
---------------------------------------------------------------------------------------------------------------------

Cost of product revenues for the three and nine months ended September 30, 1999 increased approximately 33% and 18%, respectively, to $932 and $2,411 from $702 and $2,044 in the comparable prior year periods. The increase was attributed primarily to growth in product revenues and increased costs for third party licensing royalties related to the Company's Internet commerce products. Cost of product revenues includes the costs to distribute products, costs of media on which products are delivered, royalties for third-party technology that is embedded into certain products of the Company, and royalties for the resale of third-party software products. For the three and nine months ended September 30, 1999, cost of product revenues was approximately 8% and 7%, respectively, of total product revenues. Management believes that these costs as a percentage of product revenues will remain in the range of 8% to 10% for the foreseeable future as the Company incorporates more third-party technology into its products and continues to resell third-party software products with its Internet commerce solutions.

Cost of service revenues consists primarily of personnel and related costs incurred in providing development, consulting, and other technical services to customers. Cost of service revenues for the three and nine months ended September 30, 1999 increased approximately 6% and 21%, respectively, to $4,085 and $12,386 from $3,850 and $10,259 in the comparable prior year periods. The increase was attributed to increased costs in the commerce segment as a result of growth in commerce service revenues during the period. The increase in commerce cost of service was attributed primarily to higher costs related to the employment of outside consultants and higher recruiting costs related to the hiring of new employees. Management believes that these costs will increase in proportion to growth in service revenues, particularly anticipated growth in the Company's commerce consulting business.

Publishing costs of product and service were eliminated in the three months ended September 30, 1999 as a result of the Master Distribution Agreement with NextPage. Accordingly, over the three-year duration of this agreement, the Company does not expect to incur any costs of product or service revenue related to its publishing segment.

GROSS MARGIN

Product revenue gross margin was approximately 92% and 93%, respectively, for the three and nine months ended September 30, 1999, as compared to approximately 90% and 93%, respectively, for the three and nine months ended September 30, 1998. Management expects that product revenue gross margin will fluctuate based on the amount of third party technology that the Company uses and resells to its customers with its Internet commerce solutions. Additionally, management expects that product revenue gross margin will remain in the range of 90% to 92% for the foreseeable future.

Service revenue gross margin increased to approximately 41% and 32% in the three and nine months ended September 30, 1999, respectively, from approximately 32% and 27% in the comparable prior year periods. The increase was attributed primarily to higher resource utilization rates. Management expects that the service gross margin may fluctuate in subsequent quarters depending upon such factors as resource utilization rates and growth in the consulting business.

OPERATING EXPENSES

Overall, management attributed lower operating expenses to general improvement in the Company's cost structure that resulted from lower employee headcount and improved cost controls across all internal organizations. The Company continued to experience cost efficiencies as a result of the restructuring plan implemented in the fourth quarter of 1998. In addition, the Company reduced its workforce by approximately 21% as a result of its Master Distribution Agreement with NextPage in July 1999.

Selling and marketing expenses consisted primarily of the cost of sales and marketing personnel and consultants, as well as the costs associated with marketing programs, advertising costs, and literature. Selling and marketing expenses decreased to $7,061 and $22,367 for the three and nine months ended September 30, 1999, respectively, from $8,097 and $23,980 for the three and nine months ended September 30, 1998, respectively. The decrease in these expenses of approximately 13% and 7% for the three and nine months ended September 30, 1999, respectively, was attributed primarily to a decrease in general marketing and advertising expenses related to improved cost controls. In addition, employee-related expenses decreased as a result of an 18% reduction in headcount from the comparable prior year periods.

Research and development expenses consisted primarily of the cost of research and development personnel and independent contractors, as well as equipment and facilities costs related to such activities. For the three and nine months ended September 30, 1999, these expenses decreased to $4,510 and $14,018, respectively, from $5,350 and $18,693 for the three and nine months ended September 30, 1998, respectively. The decrease in expenses of approximately 16% and 25% for the three and nine months ended September 30, 1999, respectively, was attributed primarily to a reduction in employee related expenses as a result of a 30% reduction in research and development headcount from the comparable prior year periods. This headcount reduction was primarily the result of the completion of certain development projects related to the Company's next-generation group of products that occurred during the nine months ended September 30, 1998.

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

General and administrative expenses consisted primarily of the cost of finance, management, and administrative personnel, as well as legal and other professional fees. These expenses decreased for the three and nine months ended September 30, 1999, to $1,822 and $5,049, respectively, from $2,492 and $7,422 for the three and nine months ended September 30, 1998, respectively. These amounts represent decreases of approximately 27% and 32%, respectively, for the three and nine months ended September 30, 1999 from the comparable prior year periods. The decrease was attributed primarily to a decrease in communications expenses as a result of consolidation and improvement in the Company's communication services and cost controls. In addition, employee-related expenses decreased as a result of a 33% reduction in headcount from the comparable prior year periods.

Amortization of intangibles increased for the three and nine months ended September 30, 1999, to $765 and $2,205, respectively, from $720 and $1,740 for the three and nine months ended September 30, 1998. These costs are a result of the acquisitions of Folio and ICentral and the related goodwill.

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

The fair values of the assets acquired from ICentral were allocated between the following:

                                                                           FAIR
                                                                          MARKET
                                                                          VALUE
  ASSET
  In-process research and development.................................    $ 5,700
  Other acquired intangible assets....................................      6,300
  Current assets......................................................         86
                                                                          -------
     Total:...........................................................    $12,086
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

OTHER INCOME AND EXPENSE

Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income decreased to $275 and $832, respectively, for the three and nine months ended September 30, 1999, from approximately $376 and $985 for the three and nine months ended September 30, 1998, respectively. The decrease was attributed primarily to lower average investments in cash, cash equivalents and marketable securities during the periods. Interest expense decreased to $155 and $465 for the three and nine months ended September 30, 1999, respectively, from $312 and $849 for the three and nine months ended September 30, 1998, respectively. The decrease in interest expense was attributed primarily to the final payment made on the note payable issued to Reed Elsevier in 1997 in connection with the Folio acquisition. Interest expense relates to the Company's line-of-credit, the Company's note payable issued in conjunction with the Folio acquisition, the mortgage on the Company's Provo, Utah facility, as well as an obligation under a license agreement. For the three months ended September 30, 1999, other income of $26 represents foreign currency translation gains as compared to $19 of foreign currency translation gains in the prior year period. For the nine months ended September 30, 1999, other expense of $126 represents foreign currency translation losses as compared to $52 of foreign currency translation losses in the prior year period.

INCOME TAXES

The Company recorded a provision for foreign income taxes of $71 and $216 for the three and nine months ended September 30, 1999, respectively, compared to $121 and $186 for the three and nine months ended September 30, 1998, respectively. This provision was recorded for estimated taxes due in foreign jurisdictions. The Company has had losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes.

SUBSEQUENT EVENT

The Company expects to record non-recurring charges of approximately $4,000 to $4,500 in connection with the FutureTense merger relating to legal fees, accounting services and other integration costs as well as additional expenses of approximately $1,000 to $1,500 relating to a marketing and advertising campaign that is designed to promote the new entity. Management acknowledges that actual costs may be higher than are presently anticipated.

In addition, the Company may incur other additional unanticipated merger costs and these costs may delay the anticipated benefits of the merger. Some of these nonrecurring costs will be charged to operations in the fourth quarter of 1999, while others will be expensed as incurred during the post-merger integration period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had $33,059 in cash, cash equivalents, and marketable securities, which represented a decrease of $1,820 from December 31, 1998.

The Company's operating activities used cash and cash equivalents of approximately $1,220 for the nine months ended September 30, 1999 and used cash of $20,872 for the nine months ended September 30, 1999 and 1998, respectively. The improvement in cash used in operating activities was primarily the result of the reduction in net loss and in the accounts receivable balance. The Company's net loss decreased approximately 74% to $6,251 for the nine months ended September 30, 1999 from $23,850 for the comparable prior year period due primarily to a reduction in the Company's operating expenses. The level of accounts receivable improved primarily as a result of shorter average payment terms in new contracts in the commerce segment and payment of receivables that had extended payment terms.

The Company's investing activities generated cash and cash equivalents of approximately $612 for the nine months ended September 30, 1999 and used cash of $21,233 for the nine months ended September 30, 1998. The principal use of cash from investing activities for the nine months ended September 30, 1999 was $1,157 for legal, accounting and other costs related to the FutureTense merger. Additionally there was an improvement in cash from investing activities due to a decrease in purchases of marketable securities and a reduction in spending on equipment. In addition, $1,420 of net cash was used in the ICentral acquisition (see Note 4) in the nine months ended September 30, 1998.

The Company's financing activities used cash and cash equivalents of approximately $157 for the nine months ended September 30, 1999 and provided approximately $36,738 in the comparable prior year period. The principal use of cash from financing activities for the nine months ended September 30, 1999 was the final payment of $5,000 on the note payable issued to Reed Elsevier in connection with the Folio acquisition and the $650 reduction in the amount outstanding under the line of credit. In addition, the Company received proceeds of $5,591 from the exercise of stock options under the Company's 1994 Stock Incentive Plan and stock purchases under the Company's Employee Stock Purchase Plan. During the first nine months of 1998, the Company received proceeds of $27,336 for the issuance of common stock. The Company received $5,000 from Intel and $20,000 from CMG and CVI for the private sale of equity securities. In addition, the Company received proceeds of $2,336 from the exercise of stock options under the Company's 1994 Stock Incentive Plan and stock purchases under the Company's Employee Stock Purchase Plan.

In July 1998, the Company entered into a $2,800 mortgage of its Provo, Utah, building which bears interest at the fixed rate of 8.5%. The mortgage principal payments are based upon a 20-year term with a balloon payment required at the end of the fifth year.

The Company has an unsecured bank credit facility that provides up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bears interest at the prime lending rate (8.25% at September 30, 1999). The Company is required to comply with certain restrictive covenants under this credit facility and the line is collateralized by the Company's accounts receivable. The Company was in compliance with all such convenants at September 30, 1999. During the nine months ended September 30, 1999, the Company decreased its borrowings under this credit facility to $10,350 from $11,000 at December 31, 1998. At September 30, 1999, $4,650 remained available to the Company under this credit facility.

At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $92,000. These losses are available to reduce federal and state taxable income, if any, in future years. These losses are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant stockholders over a three-year period that are in excess of 50%. While the Company believes that it has experienced a change in ownership in excess of 50%, it does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards.

The Company believes that its existing capital resources are adequate to meet its cash requirements for at least the next 12 months. The Company will incur additional spending during the fourth quarter related to the Futuretense merger. These expenditures will primarily relate to professional fees of approximately $4,000 to $4,500 and marketing expenditures of approximately $1,000 to $1,500. However, there can be no assurance that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.

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

State of Readiness

With respect to the Company's internal systems, all mission critical information technology systems are considered to be Year 2000 compliant, as defined by the criteria established by the British Standards Institute. With respect to the Company's software products, the Company has developed and implemented a detailed Year 2000 test procedure for the phase review and software release process to ensure that its software products are Year 2000 compliant. The execution of this test procedure began in October 1998 and, as a result, Year 2000 compliant software upgrades have been developed and distributed. Additionally, approximately 95% of the Company's embedded product vendors are already considered to be Year 2000 compliant, based wholly on external and internal testing of such embedded products. As a result, management expects that the Company and its key vendors will be positioned to successfully meet all Year 2000 compliance issues for the Company's products.

Related Costs

Management has assessed the related costs for Year 2000 compliance to be in the range of $750 to $1,000. To date, the Company has incurred costs of approximately $750 for its Year 2000 projects. Such costs may include those for research and development, capital equipment, outside software tools, outside contractors, and other internal resources that may be assigned to the project. Management acknowledges that these costs may be subject to reassessment as testing of the Company's products and mission critical systems is completed and compliance is fully achieved.

Perceived Risks

At the present time, management does not expect Year 2000 issues to have a material adverse impact on the Company's business or future operating results. However, there can be no assurance that there will not be interruptions of operations or other limitations of system or product functionality, or that the Company will not incur significant costs to avoid such interruptions or limitations. For example, such interruptions or limitations may include disruptions in customer service and technical support facilities, interruptions to customer access to on-line products and services, information, or other communications, delays in manufacturing and shipping of products, and other interruptions or delays in the day-to-day operations of the Company. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's domestic and international customers, including such software created through custom development either by the Company, its customers, or other third party developers, may not be Year 2000 compliant. The failure of any such non-compliant third-party software or systems contained in such operating environments may negatively affect the performance of the Company's products, which may lead to increased costs associated with correcting technical problems, lost sales, or other negative consequences resulting from customer dissatisfaction, including litigation. Such failure may have a material adverse effect on the Company's business, financial condition and operating results.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Introduction

This Quarterly Report contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words ``believes'', ``anticipates'', ``plans'', ``expects'', and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially or adversely are discussed below and in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on April 12, 1999.

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

Open Market is not currently subject to direct regulation by any U.S. government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet both in the U.S. and internationally, covering issues such as user privacy, taxation, the content of products and the nature of services. The adoption of any such laws or regulations may decrease the growth of the Internet or inhibit electronic commerce, which could in turn adversely affect Open Market's business, operating results or financial condition. Due to the encryption technology contained in Open Market's products, such products are subject to U.S. export controls. U.S. export controls, either in their current form or as may be subsequently enacted, may delay the introduction of new products or limit Open Market's ability to distribute products outside of the United States. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology. Further, various countries regulate the import of certain encryption technology and have adopted laws relating to personal privacy issues that could limit our ability to distribute products in those countries. Any such export or import restrictions, new legislation or regulation or government enforcement of existing regulations could have a material adverse effect on Open Market's business, financial condition and operating results.

The sales cycles for Open Market's products may be lengthy due to the complexity of Open Market's products and could negatively impact Open Market's operating results.

Open Market's products are complex and prospective customers often must make significant investment decisions to purchase Open Market's products. Accordingly, licensing such complex software products may require Open Market to provide a significant level of education to prospective customers regarding the use and benefits of its products, which may be time consuming. As a result, Open Market's sales cycles may be lengthy and subject to a number of significant delays. Delays due to lengthy sales cycles or delays in Open Market's generation of customers or deployment of its Internet commerce products could have a material adverse effect on Open Market's business, financial condition and operating results and could be expected to cause Open Market's operating results to vary significantly from quarter to quarter.

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

Open Market will depend on the continued service of its key technical and senior management personnel to secure, maintain and enhance its industry position.

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

In each of the three and nine month periods ended September 30, 1999, international sales comprised of approximately 30% of total sales. A downturn in foreign economies may result in decreased sales of Open Market's products. Generally, sales and manufacturing operations are subject to the risks normally associated with international operations, including the following:

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

Volatility of Stock Price

Open Market's common stock is quoted on the NASDAQ National Market. The market price of Open Market's common stock, like that for the shares of many other high technology and Internet companies, has been and may continue to be volatile. For example, from October 1, 1998 to September 30, 1999, Open Market's common stock traded as high as $27 per share and as low as $5 per share. Recently, the stock market in general and the shares of software and Internet companies in particular have experienced significant price fluctuations. The market price may continue to fluctuate significantly in response to various factors, including:

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

Many currently installed computer systems and software products only accept two digits to identify the year in any date. Thus, the year 2000 will appear as ``00,'' which a system might consider to be the year 1900 rather than the year 2000. This could result in software product failures, system failures, delays or miscalculations causing disruptions to Open Market's operations. Open Market has begun and will continue to assess the impact of year 2000 date recognition problems on its commercial products and internal systems. Open Market cannot be certain that it will identify all of the potential risks to its business that could result from year 2000-related issues. However, Open Market has identified the following risks of which you should be aware:

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

 . The costs associated with remedying year 2000 problems. Open Market has assessed the cost of achieving year 2000 compliance to be in the range of $750 to $1 million. To date, Open Market has incurred costs of approximately $750 for its year 2000 projects. Such costs may include those for research and development, capital equipment, outside software tools, outside contractors or internal resources which may be allocated to year 2000 projects. There can be no assurance that these costs will not increase or be subject to reassessment as testing of Open Market's products and essential technology information systems continues. Open Market may incur significant costs to avoid disruptions in customer service, technical support, access to on-line services and products and product functionality. Failure to contain costs could have a material adverse effect on Open Market's business, financial condition and operating results.

Open Market may face challenges in integrating Open Market and FutureTense and, as a result, may not realize the expected benefits of the merger.

The Open Market and FutureTense merger was completed on October 15, 1999. Integrating the operations and personnel of Open Market and FutureTense has been and will continue to be a complex process, and Open Market is uncertain that the integration will be completed rapidly or will achieve the anticipated benefits of the merger. The successful integration of Open Market and FutureTense will require, among other things, integration of each company's sales and marketing groups and coordination of each company's development efforts. The diversion of the attention of each company's management and any difficulties encountered in the process of combining both companies could cause the disruption of, or a loss of momentum in, the activities of the combined company's business. Further, the process of combining both companies could negatively affect employee morale and the ability of Open Market to retain some of its key employees after the merger. In addition, the announcement and completion of the merger could cause customers to delay or change orders for products as a result of uncertainty over the integration of both companies' software products. The inability to successfully integrate the operations and personnel of Open Market and FutureTense, or any significant delay in achieving integration, could have a material adverse effect on the business, financial condition and operating results of Open Market after the merger.

Open Market may not be able to retain key employees of FutureTense.

Because of the high valuation Open Market placed on FutureTense, its key founders and employees have received a substantial number of Open Market shares and can sell these shares at substantial gains. In many cases, these individuals could become financially independent through these sales, before the products of either company have fully matured into commercially deliverable products commanding reasonable market share. Additionally, startup and other companies will seek out these individuals due to the financial result they have achieved for their investors. Under the circumstances, Open Market faces a difficult and significant task of retaining and motivating the key personnel of FutureTense to stay committed to Open Market. Open Market has entered into employment agreements with only five employees of FutureTense. Open Market may nonetheless be unsuccessful in retaining these employees or any other FutureTense employees.

The Market's response to the recently completed FutureTense merger could effect Open Market's stock price.

Under the terms of the merger agreement with FutureTense, Open Market issued 7,346,210 shares of its common stock to the holders of outstanding FutureTense stock. In addition, Open Market assumed employee options and a warrant to acquire FutureTense stock that will convert into options to acquire 1,124,628 shares of Open Market common stock. A substantial portion of these options are exercisable upon the closing of the transaction. Market response to the issuuance of such share of Open Market common stock could cause the Open Market stock price to decrease.

Significant FutureTense merger-related charges against earnings will increase Open Market's losses in the quarter in which the merger is consummated and during the post-merger integration period.

The Company expects to record non-recurring charges of approximately $4.0 to $4.5 million in connection with the merger relating to legal fees and accounting services and other integration costs and management acknowledges that actual costs may be higher than are presently anticipated. In addition, the Company may incur other additional unanticipated merger costs and these costs may delay the anticipated benefits of the merger. Some of these nonrecurring costs will be charged to operations in the fourth quarter of 1999 while others will be expensed as incurred during the post-merger integration period.

Customers of Open Market and FutureTense may delay or cancel orders as a result of concerns over the merger.

The FutureTense merger could cause customers and potential customers of Open Market and FutureTense to delay or cancel orders for products as a result of customer concerns and uncertainty over product evolution, integration and support over the combined company's products. Such a delay or cancellation of orders could have a material adverse effect on the business, financial condition and operating results of Open Market or FutureTense.

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

Investment Portfolio. The Company does not invest in derivative financial instruments and other instruments that meet the high credit quality standards, as specified in the Company's investment policy guidelines. The Company's policy guidelines also limit the amount of credit exposure of any one issue, issuer, and type of investment. See "Note 2--Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

                           PART II--OTHER INFORMATION



ITEM 1.   EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     See exhibit index attached hereto:

 (b) During the third quarter of 1999, the Company filed the following reports on Form 8-K:

     (1) On July 14, 1999 Open Market, Inc. announced its plans to acquire
         FutureTense, Inc. pursuant to an   Agreement and Plan of Merger entered
         into on July 14, 1999. The Current report in Form 8-K reporting this event was filed with the Securities and Exchange Commission on July 19, 1999.

     (2) On September 15, 1999, Open Market, Inc. announced that Peter Woon, Senior Vice President of Engineering of Open Market, Inc., had resigned to pursue an opportunity as a division president and Chief Operating Officer of Insurance Technology Services of America, Inc. The Current Report on Form 8-K reporting this event was filed with the Securities and Exchange Commission on September 17, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  Open Market, Inc.
                                  (Registrant)



Date: November 11, 1999
                                  By: /s/ Betty J. Savage
                                    --------------------------------------------
                                                    BETTY J. SAVAGE
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)


Date: November 11, 1999
                                  By: /s/ Annmarie Russell
                                    --------------------------------------------
                                                     ANNMARIE RUSSELL
                                                   DIRECTOR OF FINANCE
                                              (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT
  NO.        DESCRIPTION
  ---        -----------

 10.1+ Amended Master Software License and Distribution Agreement, dated September 30, 1999 between NextPage L.C. and the Company.

 27.1        Financial Data Schedule for the quarter ended September 30, 1999.

----------------

+ Confidential materials omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.