Form 10-K
period 1999-12-31
OPEN MARKET INC
filed 2000-03-30
CIK 926019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-28436
                            ------------------------
                               OPEN MARKET, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-3214536
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

                                ONE WAYSIDE ROAD
                        BURLINGTON, MASSACHUSETTS 01803
              (Address of principal executive offices) (Zip Code)
                                 (781) 359-3000
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                (Title of class)

          Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class
                         Common Stock, $.001 par value
                        Preferred Stock Purchase Rights

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 24, 2000, the aggregate market value of the Registrant's voting securities held by non-affiliates of the Registrant was approximately $1,441,340,448.

    As of March 24, 2000, 46,148,474 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

    Portions of the Proxy Statement for the Annual Meeting of Stockholders expected to be held in May 2000 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

 1.                     Business....................................................      3

 2.                     Properties..................................................     13

 3.                     Legal Proceedings...........................................     13

 4.                     Submission of Matters to a Vote of Security Holders.........     13

                                           PART II

 5.                     Market for the Registrant's Common Equity and Related
                        Stockholder Matters.........................................     14

 6.                     Selected Consolidated Financial Data........................     15

 7.                     Management's Discussion and Analysis of Financial Condition
                        And
                        Results of Operations.......................................     16

7A.                     Quantitative and Qualitative Disclosure About Market Risk...     31

 8.                     Consolidated Financial Statements and Supplementary Data....     32

 9.                     Changes in and Disagreements with Accountants on Accounting
                        and
                        Financial Disclosure........................................     64

                                           PART III

10.                     Directors and Executive Officers of the Registrant..........     65

11.                     Executive Compensation......................................     65

12.                     Security Ownership of Certain Beneficial Owners and
                        Management..................................................     65

13.                     Certain Relationships and Related Transactions..............     65

                                           PART IV

14.                     Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................     65

                                     PART I

ITEM 1. BUSINESS

    Open Market is a leading provider of e-business application software and software services that enable its customers to manage and deliver online content, engage in personalized online marketing and merchandizing campaigns and conduct commerce via a secure, reliable, flexible transaction processing and order management system. We believe that the combination of these three enabling capabilities creates a cost-efficient, rapidly deployable e-business solution that provides a more engaging, personalized user experience.

    Our e-business application suite is built on an open standards-based architecture that is scalable and easily adaptable to the evolving business requirements of our customers. We currently offer three principal products:

    - Internet Publishing System (IPS), our integrated publishing system that provides content management and the dynamic delivery of personalized information;

    - Transact, our comprehensive order management and transaction processing system; and

    - ShopSite, our Web storefront building software for small and medium size businesses.

    Our products enable the delivery of content and commercial offers through a broad range of media, including Web browsers and cell phones, personal digital assistants and other wireless devices.

INDUSTRY BACKGROUND

    The emergence and widespread acceptance of the Internet as a communication and commerce medium has changed the way businesses interact with each other and their customers. The Internet offers businesses the opportunity to establish new revenue streams and distribution channels, enhance relationships with customers and partners and improve employee productivity. Companies seeking to utilize this powerful new medium face several challenges, including managing and delivering content effectively through the Internet, conducting online marketing and personalization and enabling secure electronic commerce.

    THE NEED TO MANAGE AND DELIVER CONTENT EFFECTIVELY AND
EFFICIENTLY. Increasingly, companies are turning to the Internet as the primary vehicle for information delivery. Online business requires effective management and delivery of information to customers, partners and employees. Forrester Research indicates that, over the past year, many companies have doubled the amount of information they publish on the Internet and predicts that this trend will continue over the next year. In order to address this growth, companies are increasingly demanding software systems that automate the workflow of content creation, management and delivery.

    THE NEED TO CREATE A PERSONALIZED CUSTOMER EXPERIENCE. In an effort to create more engaging, profitable online businesses, companies are seeking to deliver dynamic, personalized content. Many companies are initiating marketing strategies to attract new visitors to their Web sites, motivate purchases and build loyalty. These initiatives require companies to collect and analyze customer preferences, behavior and purchase histories so that they may effectively deliver content and commercial offers in ways that maximize revenue opportunities.

    THE NEED TO CONDUCT COMMERCE ON THE INTERNET. According to International Data Corporation, the volume of e-commerce transactions is projected to increase from $218 billion in 2000 to $1.3 trillion in 2003. To satisfy this increased volume, commerce sites must be highly scalable and reliable and must support:

    - secure transaction processing;

    - real-time credit card authentication;

    - multiple payment types;

    - partial shipments and back orders;

    - on-line customer service; and

    - real-time order status.

    THE NEED TO COMBINE CONTENT, MARKETING AND COMMERCE. Historically, in order to combine content management, online marketing and personalization and commerce functionality into a complete e-business solution, companies either built their own solutions or installed and integrated products from multiple vendors. Both of these approaches are complicated and involve long implementation periods and substantial up-front and on-going expenditures.

    THE NEED FOR OPEN ARCHITECTURES. Many first generation applications are based on closed, proprietary architectures and outmoded scripting languages. These applications are often more difficult to maintain and adapt to changing business requirements because they are less compatible with other systems and require personnel with technical skills that are in shorter supply.

THE OPEN MARKET SOLUTION

    We offer an integrated packaged suite of e-business software products and services that enable our customers to manage and deliver online content, engage in personalized online marketing and merchandizing campaigns and conduct commerce via a secure, reliable and flexible transaction processing and order management system. Our solution enables organizations to: rapidly deploy our software; actively deliver personalized information to customers through the Internet to Web browsers and to wireless and other devices; and minimize the cost of implementation, integration and on-going ownership of e-business software applications.

    The diagram below illustrates the key e-business functions supported by our products:

[The diagram depicts the workflow of our commerce management and content management products as well as the features of our online personalization functionality.]

    CONTENT MANAGEMENT. Our content management products streamline the Internet publishing process, enabling customers to effectively publish large, dynamic, content-rich Web sites. Our products:

    - automate content acquisition from a broad range of sources, including legacy databases, news feeds and other syndicated content sources;

    - enable non-technical personnel to easily create and update Web site content and rules governing the delivery of personalized content and commercial offers;

    - incorporate an industry-tested publishing workflow methodology derived from our extensive experience with publishers of some of the world's largest and most heavily used on-line media sites; and

    - separate content from the form in which it is displayed, enabling our customers to use content in a variety of formats and to deliver content both to personal computers and to devices, such as cell phones, personal digital assistants and other wireless devices, supported by the Wireless Application Protocol (WAP).

    ONLINE MARKETING AND PERSONALIZATION. Our software products facilitate the dynamic delivery of personalized content and commercial offers to individuals and groups of users by:

    - supporting a variety of personalization techniques, including authentication, visitor profiling and rules-based recommendations;

    - providing an integrated analysis of transaction data and visitor profile information for more effective creation and assessment of marketing and merchandizing campaigns; and

    - supporting digital offers and digital coupons that allow merchants to use a variety of digital media, including the Web, wireless, e-mail, "push" technology and CD-ROM, to distribute special offers and discounts.

    COMMERCE MANAGEMENT. Our commerce management products, built on more than five years of in-market use, are capable of supporting broad commerce requirements for both business-to-business and business-to consumer applications. Our products support:

    - multiple types of payment such as purchase orders, credit cards, procurement cards, micro-transactions and secure electronic transactions
      (SETs), debit cards, smart cards and frequent buyer points;

    - multiple currencies;

    - multiple selling models, including physical goods, digital goods, subscriptions, auctions and catalogs;

    - back orders, partial orders and real-time order status;

    - integration with Enterprise Resource Planning (ERP) and other existing systems; and

    - multiple business units and channel partners.

    AN INTEGRATED SUITE OF FULL-FEATURED APPLICATIONS. Our suite of application products provides integrated management of a broad range of critical e-business functions. We believe that our packaged applications enable our customers to deploy a broad level of functionality more rapidly than they otherwise could by building their own solutions in-house "from the ground up" or by installing and integrating products from multiple vendors.

    AN OPEN PLATFORM. Our content management products are built on an open application server environment, and make use of programming standards such as XML and Java. Open, standards-based applications can be easily customized and more readily integrated with existing and third-party applications. Our commerce management products are based upon our distinctive SecureLink architecture that addresses the unique requirements of conducting business on the Web. SecureLink provides the freedom to establish an electronic presence using virtually any system platform, any Web server software and any authoring software or data repository. Similarly, SecureLink imposes few constraints on buyers, allowing them to make purchases from virtually any Web-enabled client.

STRATEGY

    Our objective is to be the leading provider of a comprehensive, packaged e-business suite of software applications. The key elements of our strategy to achieve this objective are as follows:

    EXPAND OUR SUITE OF E-BUSINESS PRODUCTS. We plan to enhance and expand our suite of e-business product and service offerings. We have planned major releases of our content management and commerce management products, as well as a number of new product releases, for the first half of 2000. These additions to our e-business suite are expected to focus on online catalog creation and management, content syndication, online marketing management and data analysis and personalization.

    INCREASE DIRECT SALES AND INDIRECT DISTRIBUTION CHANNELS. Over the last five years, we have made significant investments to establish global direct and indirect distribution channels. As of December 31, 1999, we had a direct field-based sales force of approximately 100 people worldwide, 62 of whom were quota carrying sales representatives. We plan to substantially increase the number of sales representatives by the end of 2000. We believe our team of sales professionals have the experience required for complex solution selling. We also plan to expand our indirect sales channels through an enhanced partner program which offers a comprehensive training curriculum, new co-marketing opportunities, and developer-level support.

    EXPAND RELATIONSHIPS WITH SYSTEMS INTEGRATORS. We have established relationships with several large domestic and international systems integrators and consulting firms. We believe these firms have substantial influence over software purchasing decisions. In addition, these companies aid in the successful implementation and support of our software products. We believe that building on our established relationships and creating new relationships with these partners will enable us to sell additional products to our existing customer base and gain new customers more rapidly.

    INCREASE MARKETING FOCUS. Our marketing strategy focuses on communicating the possibilities of value creation through the use of our e-business solution suite. We focus primarily on large enterprises and leading Internet-related businesses. Within that market, we intend to target business-to-business, business-to-consumer, financial services, Internet/intranet publishing and media and Internet portals and marketplaces.

    PURSUE STRATEGIC TECHNOLOGY ALLIANCES TO ADD VALUE TO OUR SOLUTIONS. We seek to integrate third-party technology into our products that will improve the ability of our customer to use the Internet as a vital business medium. We maintain relationships with strategic technology vendors designed to extend and enhance the functionality of our products, particularly in the areas of personalization and online marketing. We plan to continue to extend our existing partnerships as well as identify and partner with additional vendors that can add value to our solutions.

    BROADEN INTERNATIONAL PRESENCE. To more effectively sell to and support a growing global customer base, we have increased our direct sales and service organizations outside of the United States. We have also established distribution relationships in several countries, including Brazil, Hong Kong, India, Israel, Korea, Malaysia, The Netherlands, Singapore and South Africa. We expect to increase our international sales, marketing and services staff and expand our international distributor channel through our enhanced partner program.

    EXTEND TECHNOLOGY LEADERSHIP. We intend to continue to devote substantial resources to the development of innovative new products and technology for our e-business solutions. Since we began operations in April 1994, we have obtained several patents asserting claims relating to certain aspects or uses of electronic commerce software. We have also developed a substantial knowledge base resulting from our experience with a large number of customers conducting Internet commerce, content management and delivery. We intend to combine our extensive market experience with the latest Internet technologies to continue to create leading e-business solutions. We are also committed to supporting open standards in our products and technologies in an effort to ensure that our customers will be able to adapt and customize our solutions and more easily integrate them with existing systems.

PRODUCTS

  IPS

    IPS is a Web-based, client-server, multi-user system that automates HTML page production, streamlines the Web publishing process, and provides the ability to deliver any combination of static and dynamic pages. IPS was first shipped in July 1998 and Version 2.0 was released in January 1999. IPS includes our Xcelerate module, which enables editors to produce dynamic engaging websites by browsing multiple content sources, making selections, and preparing materials for publishing to multiple formats. IPS customers include Chase Manhattan Bank, Lucent Technologies, The New York Times, Space.com and The Washington Post.

    We have developed an open architecture for meeting the technical demands of applications designed for online publishing. The IPS product's open architecture incorporates application server technology, operates on the Windows NT or Sun Solaris platform and manages data stored in Oracle, Sybase and Informix databases. IPS currently uses the Netscape Application Server as the foundation for its infrastructure. We intend to support additional application servers in the future, such as WebLogic and J2EE, to allow customers to choose from a variety of underlying packages. IPS product can also be used in conjunction with other online publishing and design tools and can be customized to meet specific user or industry needs.

    We believe our advanced technology enables clients to build, deliver and manage enterprise-class e-business solutions with broad functionality in less time and at a lower cost than existing alternatives.

    [The diagram illustrates the three major steps in the electronic publishing process supported by our products. The first step is assembly of content from a variety of sources, including news wire feeds, video, database content, and content authorized by Website owners. The second step is workflow management, coordinating the efforts of authors, editors, designers and business managers. The third step is dynamic delivery of personalized information to end users in a variety of formats, including personal computers, mobile phones, pagers, personal digital assistants and other hand-held devices.]

    The major functions of IPS include the following:

        CONTENT ACQUISITION AND MANAGEMENT. IPS's content management capabilities support information access from any industry-standard database as well as other content sources such as syndicated news feeds, wire feeds or video programming. Content can be contributed remotely and locally, and the system can assemble design and content elements on demand.

        PUBLICATION MANAGEMENT. Our IPS solution offers a range of reliable, fast and efficient content delivery mechanisms that support an organization's content strategy as well as the needs of customers and readers. To meet these varied needs, IPS provides simultaneous, multi-targeted static or dynamic content delivery and sophisticated cache management.

        PERSONALIZATION FEATURES. IPS enables companies to deliver targeted content, design and commercial offers to site visitors. The IPS platform enables:

- user management through a broad range of options to authenticate users;

- the storage and management of user profiles; and

- integration with third-party applications for rules-based recommendations.

        DESIGN AND DEVELOPMENT. The IPS platform provides users with a robust and flexible development environment, enabling rapid development, deployment and easy modification of high-performance Web sites. This platform enables our customers to integrate our applications or third-party applications with existing systems or to build their own applications.

  TRANSACT

    Transact is a comprehensive order management and transaction processing system which enables customers to engage in large-scale, flexible, secure Internet commerce. Transact is used by corporate customers that use the product for their own Web-based business activities and by commerce service providers that use the product to provide Internet commerce transaction capabilities to their customers. As of December 31, 1999, more than 80 commerce service providers had purchased our software. Our customers include the following:

CORPORATE CUSTOMERS
ACER AMERICA
BUSINESS WEEK
INGRAM MICRO
MILACRON
STANDARD & POOR'S
TRIBUNE INTERACTIVE NETWORK SERVICES
USA TODAY

COMMERCE SERVICE PROVIDERS
AT&T
BARCLAYS BANK
CABLE & WIRELESS
FIRST UNION NATIONAL BANK
FRANCE TELECOM
NIPPON TELEGRAPH & TELEPHONE
SWISSCOM

    Transact was first deployed in October 1994 and was commercially released in May 1996. In September, 1999, we released an upgraded version of Transact, which features enhanced customer service functions and added support for German, French, and Italian languages and European Value Added Tax (VAT) calculations. The upgrade also provides additional platform support and ease-of-use features for information technology managers, as well as other enhancements such as sales agent support and platform support for Oracle, Sybase, Solaris, and Netscape.

    [The illustration depicts two Transact screens presented to end-users during the sales process. The first screen is an electronic order form which displays the total price of a purchased item, including tax and shipping charges. The second screen is a customer service screen which a user may access to check order status.]

    The major functions of Transact include the following:

    ORDER MANAGEMENT. Transact provides for the secure, online capture of orders and validation of payment and address. Transact performs fraud detection and checks product inventory before accepting orders and supports partial shipments and back orders.

    FULFILLMENT. Transact supports the offering of physical goods, digital goods and subscriptions. Transact provides notification when an order is placed via an interface to enterprise systems, via a fax, an e-mail, or a secure Web page. As an order is processed, the end user is notified and the online status of the order is updated. For digital goods, such as software and information, Transact provides customers with a secure, self-service download facility.

    PAYMENT. Transact supports multiple types of payment, including purchase orders, credit cards, procurement cards, micro-transactions and Secure Electronic Transactions. The system can also support debit cards, smart card and frequent buyer points. Transact performs real-time authorization requests and automatic settlement. It supports automatic subscription renewals and partial billing and credits with payment reauthorization.

    REPORTING. Transact helps companies stay abreast of developments in their online businesses through an integrated database. The system provides an array of standard reports as well as support for some of the most popular reporting and analysis software.

    PERSONALIZATION FEATURES. Transact supports the personalization of commercial offers and customer service. The principal personalization features provide for:

    - analysis and profiling of buyer behavior and preferences;

    - demand generation through the delivery of personalized digital offers across a variety of media, including the Web, e-mail, "push" technology and CD-ROM; and

    - self-service by allowing end users to access personalized and secure shipping, payment and billing information.

SHOPSITE

    ShopSite is an easy-to-use, browser-based, store-building tool targeted to the needs of small and medium size businesses. ShopSite is sold through our channel of Internet service providers and Internet portal companies. ShopSite simplifies the process of setting up an online catalog with an automated store design assistant, context-sensitive help and a fill-in-the-blank interface. In addition, ShopSite users can seamlessly tie to Transact through a commerce service provider. Web developers can create custom templates that allow them to have control over the look and feel of the store. After the initial design work is completed, the maintenance of the storefront can be transferred to the merchant for ongoing changes in prices and content through the easy-to-use interface.

    More than 200 Internet service providers offer the ShopSite product, including Cable & Wireless, Lycos.com, Winstar's Office.com, Micron and Verio. ShopSite enables an Internet service provider to differentiate and brand its services and makes it easier for merchants to build well-designed catalogs.

SERVICES

    We believe that providing a comprehensive range of professional services is a critical component of the successful deployment and operation of our products. We offer a wide range of services to our customers, including maintenance and technical support, professional services and education services. We support our products from service centers in Burlington, Massachusetts; Provo, Utah; Amsterdam, The Netherlands; Sydney, Australia; and Tokyo, Japan.

    MAINTENANCE AND TECHNICAL SUPPORT SERVICES. Our technical support staff is comprised of a group of highly trained professionals. The support team assists customers with technical questions, problems and product deployment-related issues. Our technical support services are competitively priced and structured to allow customers to choose the level of support that best fits their unique business requirements.

    Our Basic Service Program features Internet access to a product knowledge base, unlimited phone and e-mail support during business hours, and a software subscription service. Our Premier Service Program includes Basic Service entitlements plus 24 X 7 access to support specialists. Our customer maintenance programs provide software upgrades, account management services, technical bulletins, status reports and ongoing communications regarding new features and products under development.

    PROFESSIONAL SERVICES. Our professional services group works closely with our system integrator partners to provide project leadership and guidance in installing, customizing and supporting Open Market products. Our professional services range from internet commerce business planning to solution design and implementation.

    EDUCATION SERVICES. Our education services group provides customers and systems integrators with in-depth training for all our current products. We hold classes regularly at training facilities in our regional service centers and we offer customized training solutions for our customers and partners.

RESEARCH AND PRODUCT DEVELOPMENT

    We believe our future success will depend in large part on our ability to develop technologies that address the evolving needs of our customers. Accordingly, we intend to expand and enhance our existing product offerings and introduce new products. Our customers and partners provide significant product feedback that is channeled into product development and innovation. While we expect that certain of our new products will be developed internally, we may, based on timing and cost considerations, expand our product offerings through acquisitions and partnerships. In addition, we may use external development resources for certain of our products and product components.

    Since our inception, we have made substantial investments in product development and related activities. As of December 31, 1999, we had 133 employees and independent contractors devoted to product development. Our research and development expenses were approximately $22.4 million, $25.9 million and $28.3 million in 1999, 1998 and 1997, respectively.

CUSTOMERS AND MARKETS

    Our software products are used by more than 500 large enterprises worldwide across a broad spectrum of markets, including business-to-business, business-to-consumer, financial services, Internet/ intranet publishing and media, and Internet portals and marketplaces. These businesses take advantage of our solutions either directly by deploying the software within their own enterprises, or indirectly by procuring services from commerce service providers running our software. These commerce service providers offer commerce services to small and medium size companies that wish to outsource the cost and complexity associated with implementing and maintaining software solutions within their own organizations. As of December 31, 1999 more than 80 commerce service providers had purchased software from us. In addition, we have sold more than 35,000 licenses for our ShopSite Web storefront building software for smaller merchants.

    A representative list of customers include the following:

BUSINESS-TO-BUSINESS

ACER AMERICA

C&K COMPONENTS

INGRAM MICRO

MILACRON

MILLIPORE

TEKTRONIX

BUSINESS-TO-CONSUMER

CLICKMOVIE.COM

CONSUMERS UNION

PLAYBOY

REALNETWORKS

SONY

USA TODAY

FINANCIAL SERVICES

CHASE MANHATTAN BANK

FIDELITY INVESTMENTS

FIRST USA

GE CAPITAL

HARTFORD LIFE

INTERNET/INTRANET PUBLISHING AND MEDIA

THE FINANCIAL TIMES OF LONDON

MCGRAW HILL

THE NEW YORK TIMES

REUTERS

SPACE.COM

THE WASHINGTON POST

INTERNET PORTALS AND MARKETPLACES

AMERICA ONLINE

DRKOOP.COM

IBELONG.COM

LYCOS.COM

                            COMMERCE SERVICE PROVIDERS

ADERO

AT&T

BARCLAYS BANK

CABLE & WIRELESS

COMMERCE.NET

CONCORD EFS

ECNET

FRANCE TELECOM

ICOMS

NIPPON TELEGRAPH & TELEPHONE

SWISSCOM

TELECOM NEW ZEALAND

TELSTRA MULTIMEDIA

THUS, PLC

COMPETITION

    The market for Internet business applications and services is relatively new, intensely competitive, quickly evolving and subject to rapid technological change. We expect competition to continue to increase in the future. Our products compete with custom solutions developed in-house by prospective customers, as well as products from competing software vendors such as Art Technology Group (ATG), BroadVision, IBM, InterShop, InterWorld, Interwoven, Microsoft, Oracle, Vignette and others. Some of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to develop and expand their product offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demand, devote greater resources to the marketing and sale of their products, pursue acquisitions and other opportunities more readily and adopt more aggressive pricing policies.

    Competitive factors in the Internet-based software and services market include innovative technology, breadth of product features, product quality, marketing and distribution resources, customer service and support and price. While we have demonstrated our ability to compete, there can be no assurance that we will be able to compete successfully against current or future competitors.

DISTRIBUTION CHANNELS

    Our objective is to achieve broad market penetration by employing multiple distribution channels, including direct sales, distributors and resellers, original equipment manufacturers, systems integrators and commerce service providers.

    DIRECT SALES AND DISTRIBUTORS. We market and sell our software and services primarily through our worldwide direct sales force of approximately 100 people from offices throughout the United States and in Australia, Canada, France, Germany, Italy, Japan, The Netherlands and the United Kingdom. We are represented by distributors in countries where we do not have a direct sales force, including Brazil, Hong Kong, India, Israel, Korea, Malaysia, Singapore and South Africa.

    SYSTEMS INTEGRATORS. We have also entered into agreements to provide training, support, marketing and sales assistance to a number of leading system integrators which sell, install and support our products, including Agency.com, Arthur Andersen, Cambridge Technology Partners, CSC Consulting, Deloitte Consulting, IBM Global Services, iXL, PricewaterhouseCoopers, US Interactive and Whittman-Hart.

    COMMERCE SERVICE PROVIDERS. Commerce service providers collectively have the potential to deliver the benefits of our software to small and medium-sized businesses across the world. Our commerce service providers include many of the world's largest telecommunications companies, such as AT&T, Barclays Bank, Cable & Wireless, France Telecom, First Union National Bank, Nippon Telegraph & Telephone and Swisscom.

    We also maintain relationships with hardware and operating system platform vendors in order to achieve a high degree of functionality and integration with their platforms. Platform vendors include Sun Microsystems and Netscape Communications. In addition, we also maintain relationships with other key technology partners in order to extend and enhance the functionality of our products. Technology partners include Autonomy, Cisco Systems, ILOG, iPlanet E-Commerce Solutions, NetMind Technologies, Net Perceptions, OpenSite Technologies, Oracle, TAXWARE and United Parcel Service.

INTELLECTUAL PROPERTY AND LICENSES

    We rely on trademark, copyright, patent and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect our proprietary technology. We require software licensees to enter into license agreements that impose certain restrictions on their use of our software. In addition, we have taken steps to avoid disclosure of our trade secrets, including requiring those persons with access to our proprietary technology and information to enter into confidentiality agreements with us and restricting access to our source code. We hold several patents which assert claims for certain aspects or uses of electronic commerce software including:

    - distributed commerce;

    - secure, real-time payment using credit and debit cards over the Internet;

    - the use of "electronic shopping carts" and session identifiers; and

    - the use of telephone numbers as URLs involving redirection by a directory server.

    We continually assess our technology for potential patent filings and have additional patent applications pending in the United States relating to our product architecture and technology.

EMPLOYEES

    As of December 31, 1999, we had 464 employees and independent contractors. Of our total employees and independent contractors, 133 were in engineering, 150 in sales and marketing, 59 in customer service, 56 in professional services and 66 in general and administration. None of our employees is represented by a labor union. We have not experienced any work stopages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

    Our principal offices are located in Burlington, Massachusetts and approximately 120,000 square feet of our Burlington facility lease expires in February 2010. We also own a building consisting of approximately 32,000 square feet in Provo, Utah, which is currently subleased. We believe our existing facilities are adequate to meet our future needs.

    In addition, we have sales offices throughout the United States and in Canada, the United Kingdom, France, Germany, The Netherlands, Italy, Japan and Australia. We offer support services to our customers from four facilities located in Burlington, Massachusetts; Amsterdam, The Netherlands; Sydney, Australia and Tokyo, Japan. We plan to open an additional support facility in Singapore in 2000.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At our Special Meeting of Stockholders held on October 13, 1999, the following proposals were adopted by the vote specified below:

       Proposal 1--Approval of the issuance of up to an estimated maximum of 7,700,000 shares of our common stock to stockholders of FutureTense, Inc.

         FOR                AGAINST            ABSTAIN        BROKER NON-VOTE
         ---                -------            -------        ---------------
     19,100,534             349,217            61,397               -0-

       Proposal 2--Approval of our 1999 Stock Incentive Plan.

         FOR                AGAINST            ABSTAIN        BROKER NON-VOTE
         ---                -------            -------        ---------------
     16,019,976            3,404,546           86,626               -0-

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is quoted on the Nasdaq National Market under the symbol "OMKT". The following table sets forth, for the periods indicated, the high and low prices per share for our common stock as reported on the Nasdaq National Market.

                                                                   HIGH             LOW
                                                              --------------   --------------
1998
First Quarter...............................................  $        21.38   $         9.44
Second Quarter..............................................  $        29.13   $        13.13
Third Quarter...............................................  $        21.63   $         8.50
Fourth Quarter..............................................  $        27.00   $         4.25
1999
First Quarter...............................................  $        17.44   $        11.19
Second Quarter..............................................  $        17.50   $        11.50
Third Quarter...............................................  $        16.25   $        11.25
Fourth Quarter..............................................  $        49.86   $        12.25

    As of March 29, 2000, we had approximately 399 holders of record of our common stock.

    We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the growth of our business and do not expect to pay any cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report.

    The merger with FutureTense in October 1999 was accounted for as a pooling of interests and accordingly all prior period financial data have been restated as if the merger took place at the beginning of such periods. Our historical data is not necessarily indicative of future results.

    The selected consolidated balance sheet information presented below as of December 31, 1999 and 1998 and the operating information for each of the three years in the period ended December 31, 1999, have been derived from our consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in the report. The selected consolidated balance sheet information as of December 31, 1997, 1996 and 1995 and the operating information for each of the two years in the period ended December 31, 1996 have been derived from our consolidated financial statements, audited by Arthur Andersen LLP, not appearing in this report. Arthur Andersen LLP did not audit the financial statements of FutureTense as of December 31, 1998, 1997, 1996, and 1995 and for the period from inception
(April 5, 1995) to December 31, 1998. Such financial statements are included in our consolidated financial statements. These financial statements were audited by other auditors whose report has been furnished to Arthur Andersen LLP, and their opinion, in so far as it relates to amounts included for FutureTense, is based solely upon the report of other auditors. The report of the other auditors for FutureTense as of December 31, 1998, and for the two years in the period ended December 31, 1998 is included in this report.

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1999       1998       1997       1996       1995
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING INFORMATION
Revenues:
  Revenues..................................................  $ 83,026   $ 64,546   $ 61,447   $ 22,517   $  1,851
  Cost of revenues..........................................    25,572     18,579     11,853      5,496      1,033
                                                              --------   --------   --------   --------   --------
  Gross profit..............................................    57,454     45,967     49,594     17,021        818
                                                              --------   --------   --------   --------   --------
  Selling and marketing.....................................    38,343     34,772     38,079     25,006      6,717
  Research and development..................................    22,446     25,910     28,307     17,114      4,554
  General and administrative................................     8,667     11,096     10,935      6,755      3,617
  Amortization of intangible assets.........................     3,387      3,006      1,351         --         --
  In-process research and development.......................        --      5,700     34,679         --         --
  Restructuring charge......................................        --      2,042         --         --         --
  Merger related costs......................................     4,328         --         --         --         --
                                                              --------   --------   --------   --------   --------
  Total operating expenses..................................    77,171     82,526    113,351     48,875     14,888
                                                              --------   --------   --------   --------   --------
  Loss from operations......................................   (19,717)   (36,559)   (63,757)   (31,854)   (14,070)
                                                              --------   --------   --------   --------   --------
  Interest income, net......................................       517        238      2,099      3,054        156
  Other expense, net........................................      (166)      (324)      (218)        --         --
                                                              --------   --------   --------   --------   --------
  Loss before provision for income taxes....................   (19,366)   (36,645)   (61,876)   (28,800)   (13,914)
                                                              --------   --------   --------   --------   --------
  Provision for income taxes................................       414        325        584        360         --
                                                              --------   --------   --------   --------   --------
  Net loss..................................................  $(19,780)  $(36,970)  $(62,460)  $(29,160)  $(13,914)
                                                              --------   --------   --------   --------   --------
  Weighted average shares outstanding--basic and diluted....    42,655     37,815     34,347     30,251     26,810
  Net loss per share--basic and diluted.....................  $  (0.46)  $  (0.98)  $  (1.82)  $  (0.96)  $  (0.52)
                                                              ========   ========   ========   ========   ========

BALANCE SHEET INFORMATION
Cash, cash equivalents and marketable securities............  $ 32,291   $ 36,719   $ 30,909   $ 75,180   $  3,722
Working capital (deficit)...................................  $ 27,576   $ 28,309   $ 16,455   $ 69,866   $ (5,806)
Total assets................................................  $ 88,805   $ 99,200   $ 83,590   $ 89,246   $  7,968
Long-term debt, net of current maturities...................  $  2,657   $  2,937   $     99   $    257   $    659
Stockholders' equity (deficit)..............................  $ 49,958   $ 41,436   $ 36,380   $ 69,724   $(15,208)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING FINANCIAL DATA APPEAR IN THOUSANDS.

OVERVIEW

    We are a leading provider of e-business applications and software services that enable our customers to manage and deliver online content, engage in personalized online marketing and merchandizing campaigns and conduct commerce via a secure, reliable, flexible transaction processing and order management system. We believe that the combination of these three enabling capabilities creates a cost-efficient, rapidly deployable e-business solution that provides a more engaging, personalized user experience.

    Our e-business application suite is built on an open standards-based architecture that is scalable and easily adaptable to the evolving business requirements of our customers. We currently offer three principal products:

    - Internet Publishing System (IPS), our integrated publishing system that provides content management and the dynamic delivery of personalized information;

    - Transact, our comprehensive order management and transaction processing system; and

    - ShopSite, our Web storefront building software for small and medium size businesses.

    Our products enable the delivery of content and commercial offers through a broad range of media, including Web browsers and cell phones, personal digital assistants and other wireless devices.

    Since our inception, our business has principally focused on providing software solutions that enable businesses to engage in business-to-business and business-to-consumer commerce over the Internet. Over the past three years, we made a series of acquisitions intended to complement our Internet commerce functionality that we offer our customers. In 1997, we acquired Waypoint Software Corporation, a provider of business-to-business catalog solutions, and Folio Corporation, a supplier of software publishing tools. In 1998, we acquired ICentral Incorporated, a provider of a browser-based online store-building tool targeted at small to medium size businesses.

    In 1999, we decided to focus on our core Internet commerce business. Accordingly, in June 1999, we formed a strategic relationship with NextPage and granted NextPage, for a three year period, exclusive worldwide marketing and distribution rights for the software publishing tools we acquired from Folio. This relationship allowed us to reduce our cost structure and provided us with minimum royalty payments from NextPage of $1,167 per quarter through June 2002. In connection with this agreement, we also received license fees from NextPage in the amount of $3,000 in exchange for granting NextPage a non-exclusive worldwide right to market and distribute our commerce software products to the commercial publishing industry.

    In October 1999, we merged with FutureTense, a provider of Web site content management products. The goal of this merger was to create a more complete Internet commerce solution for our customers and to strengthen our competitive position. We have accounted for the merger as a pooling of interests.

    We recognize revenues in accordance with Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION. We generate revenues from two sources: license fees for the right to use our products and service revenues for technical support, consulting and training related to our products. Our license fees account for the majority of our revenues. We recognize license fee revenues upon licensing and delivery of the software if there is persuasive evidence of an agreement, there are no significant post-delivery obligations and customer acceptance is not required. If the license is subject to customer acceptance or significant post-delivery obligations, we defer the revenue recognition of the license fee until customer acceptance has occurred or the post-delivery obligations have been met. We execute separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional services arrangement. We have established sufficient vendor specific objective evidence for the value of professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized.

    We also enter into reseller arrangements for certain of our products that typically provide for sublicense fees payable to us based on a percentage of our list price. We recognize these sublicense revenues from resellers when earned, either on a per-unit basis or, for guaranteed minimums, upon shipment of the master copy of all our software to which the guaranteed sublicense fee minimums relate, if there are no significant post-delivery obligations.

    Our service revenues derive from a wide variety of contracted services for technical support, consulting and training related to our products. We charge fees for maintenance and customer support based on a percentage, generally 20% to 25%, of the corresponding license fee, and recognize these fees ratably over the life of the contract. Our maintenance agreements provide for product upgrades and enhancements and technical support in the form of telephone or on-site assistance. These agreements are renewable at the discretion of the customer. Accordingly, our maintenance and technical support revenues are typically a function of new product licenses and the annual renewal of maintenance agreements. We also generate revenues from professional services, which include implementation and technical consulting, and from education services, including on-site and online training services. We recognize revenues from professional and education services as such services are performed.

    We report our revenues according to three operating segments: commerce, content and other. Our commerce revenues include license fees and service revenues from our Transact, LiveCommerce and ShopSite products. Our content revenues include license fees and service revenues from our Internet Publishing System, or IPS. For reporting purposes, we refer to the total of product and service revenues for both commerce and content as e-business revenues. The other revenues relate, historically, to license fees and service revenues generated from the software publishing tools acquired from Folio and other products, certain of which have been discontinued. After June 1999, other revenues relate primarily to the royalties received from NextPage in accordance with our strategic arrangement.

    Our cost of product revenues consists of costs to distribute our products, including the cost of the media on which our products are delivered and royalty payments to third-party vendors for technology that is incorporated into our products. Our cost of service revenues consists primarily of the salaries and related costs of our technical personnel.

    Software development costs that qualified to be capitalized were immaterial in all periods. Accordingly, we have charged all such expenses to research and development in the period incurred.

    Our customer base is diversified, with no single customer representing greater than 10% of our total revenues for the years ended December 31, 1999, 1998 and 1997.

RESULTS OF OPERATIONS

REVENUES

                                                                                        COMPARATIVE
                                                                                        PERCENTAGE
                                                      YEARS ENDED DECEMBER 31,            CHANGES
                                                   ------------------------------   -------------------
                                                                                    1998 TO    1997 TO
                                                     1999       1998       1997       1999       1998
                                                   --------   --------   --------   --------   --------
Commerce revenues................................  $62,294    $37,768    $26,844        65%        41%
Content revenues.................................   11,065        625         --      1670%        --
                                                   -------    -------    -------     -----       ----
  e-Business revenues............................   73,359     38,393     26,844        91%        43%
Other revenues...................................    9,667     26,153     34,603       (63%)      (24%)
                                                   -------    -------    -------     -----       ----
    Total revenues...............................  $83,026    $64,546    $61,447        29%         5%
                                                   =======    =======    =======     =====       ====

    In 1999, total revenues grew by $18,480, with product and services revenues increasing by $10,159 and $8,321, respectively, compared to 1998.

    In 1998, total revenues grew by $3,099, with product revenues declining by $4,668 and service revenues increasing by $7,767 compared to 1997.

  PRODUCT REVENUES

                                                                                         COMPARATIVE
                                                                                         PERCENTAGE
                                                                                           CHANGES
                                                       YEARS ENDED DECEMBER 31,      -------------------
                                                    ------------------------------   1998 TO    1997 TO
                                                      1999       1998       1997       1999       1998
                                                    --------   --------   --------   --------   --------
Commerce product revenues.........................  $38,426    $21,734    $17,135        77%       27%
Content product revenues..........................    8,295        446         --      1760%       --
                                                    -------    -------    -------      ----       ---
    e-Business revenues...........................   46,721     22,180     17,135       111%       29%
Other product revenues............................    7,021     21,403     31,116       (67%)     (31%)
                                                    -------    -------    -------      ----       ---
      Total product revenues......................  $53,742    $43,583    $48,251        23%      (10%)
                                                    =======    =======    =======      ====       ===

    In 1999, total product revenues increased by $10,159 compared to 1998. Our e-business product revenues increased $24,541 principally due to increases in the number of product licenses entered into with new customers and follow-on licenses with our installed base of customers. In addition, in 1999 we recorded a full year of revenues from our content management product compared to approximately six months of revenues from that product in 1998, since the product was introduced in July 1998. This increase was offset by the decline of $14,382 in other product revenues compared to 1998. This decline resulted from decreases in license revenues from our Folio software publishing product tool.

    In 1998, total product revenues decreased by $4,668 compared to 1997. The increase in e-business revenues of approximately $5,045 compared to 1997 was due principally to higher sales of our commerce products. Other product revenues decreased by $9,713 in 1998 compared to 1997. Discontinuing the licensing of certain software products accounted for $9,400 of the reduction.

    Product revenues accounted for 65%, 68% and 79% of total revenues in 1999, 1998 and 1997, respectively. We expect that product revenues will continue to account for the majority of total revenues for the foreseeable future.

  SERVICE REVENUES

                                                                                         COMPARATIVE
                                                                                         PERCENTAGE
                                                       YEARS ENDED DECEMBER 31,            CHANGES
                                                    ------------------------------   -------------------
                                                                                     1998 TO    1997 TO
                                                      1999       1998       1997       1999       1998
                                                    --------   --------   --------   --------   --------
Commerce service revenues.........................  $23,868    $16,034    $ 9,709        49%       65%
Content service revenues..........................    2,770        179         --      1447%       --
                                                    -------    -------    -------      ----        --
    e-Business revenues...........................   26,638     16,213      9,709        64%       67%
Other service revenues............................    2,646      4,750      3,487       (44%)      36%
                                                    -------    -------    -------      ----        --
      Total service revenues......................  $29,284    $20,963    $13,196        40%       59%
                                                    =======    =======    =======      ====        ==

    In 1999, e-business service revenues increased by $10,425 compared to 1998 as a result of increased demand for our consulting and technical service offerings from both new and existing customers. Commerce service revenues grew $7,834 due to an increase in consulting projects, as well as an increase in maintenance and support revenues from our new and installed base of customers. Content service revenues increased significantly, primarily from the strength of new product license business. Our content product line is relatively new to the marketplace, and we anticipate growth in content service revenues as the volume of our content product revenues increase. In 1999, other service revenues declined by $2,104 compared to 1998. This decline was due to reductions in both consulting and maintenance and support revenues from our Folio products. We do not expect to derive any Folio service revenues during the term of the agreement with NextPage.

    In 1998, total service revenues increased by $7,767 compared to 1997. The e-business service revenues increased by $6,504 from 1997, primarily as a result of a growing customer base and a developing service practice. Other service revenues increased by $1,263 compared to 1997, primarily attributable to the increased business volume and improvements in the marketing and delivery of our service offerings. For 1999, 1998 and 1997, service revenues accounted for 35%, 32% and 21%, respectively, of total revenues.

  COST OF PRODUCT REVENUES

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
Cost of product revenues............................   $4,434     $3,214     $2,631
  Percentage of total product revenues..............        8%         7%         5%
  Product gross margin..............................       92%        93%        95%

    In 1999 and 1998, the increased cost of product revenues was attributable primarily to growth in product revenues and increased costs for third party licensing royalties related to our commerce products. Our content management products carry higher third party costs than our commerce products. As a result, we believe that our cost of product revenues as a percentage of product revenues will be in the range of 8% to 12% for the foreseeable future, as we incorporate more third party technology into our products and continue to resell third party software products with our commerce and content solutions.

  COST OF SERVICE REVENUES

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Cost of service revenues..........................  $21,138    $15,365     $9,222
  Percentage of total service revenues............       72%        73%        70%
  Service gross margin............................       28%        27%        30%

    In 1999, cost of service revenues increased by $5,773 from 1998, primarily due to growth in employee-related expenses of $1,843 and outside consulting expenses of $3,912. During 1999, we continued to increase the number of our professional services personnel and our use of outside consultants. We expect that our service gross margin may decline slightly during the first six months of 2000 as a result of continued investment in the training of our system integrators.

    In 1998, cost of service revenues increased by $6,143 from 1997, primarily due to increases in employee-related expenses of $3,923 and outside consulting expenses of $543. During 1998, we continued to increase the number of our professional services personnel and our use of outside consultants. In 1998, service gross margin decreased approximately 3% from 1997, primarily due to an increase in professional services personnel and lower utilization rates resulting from extended training processes for new employees.

OPERATING EXPENSES

                                                    YEARS ENDED DECEMBER 31,                   PERCENTAGE OF REVENUES
                                              ------------------------------------      ------------------------------------
                                                1999          1998          1997          1999          1998          1997
                                              --------      --------      --------      --------      --------      --------
Selling and marketing...................      $38,343       $34,772       $ 38,079         46%           54%           62%
Research and development................       22,446        25,910         28,307         27%           40%           46%
General and administrative..............        8,667        11,096         10,935         10%           17%           18%
Amortization of intangible assets.......        3,387         3,006          1,351          4%            5%            2%
Acquired in-process research and
  development...........................           --         5,700         34,679         --             9%           56%
Restructuring charge....................           --         2,042             --         --             3%           --
Merger related costs....................        4,328            --             --          5%           --            --
                                              -------       -------       --------         --           ---           ---
Total operating expenses................      $77,171       $82,526       $113,351         92%          128%          184%
                                              =======       =======       ========         ==           ===           ===

  SELLING AND MARKETING

    Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and outside consultants, as well as the costs associated with marketing programs, industry tradeshows, sales seminars, advertising and product literature.

    In 1999, selling and marketing expenses increased by $3,571, primarily as a result of an increase in commission expenses related to the increase in revenues. In 1998, selling and marketing expenses decreased $3,307 compared to 1997. The decrease was attributable primarily to a decrease in employee-related and travel expenses as a result of reductions in sales and marketing headcount throughout the year.

  RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain licensed technology and equipment and facilities costs related to such activities.

    In 1999, research and development expenses decreased $3,464 compared to 1998. The decrease was attributable to reductions of $2,745 in employee-related expenses and of $719 in outside consulting expenses. This reduction in research and development headcount primarily resulted from the completion of our modular version of Transact that was released in the first quarter of 1998.

    In 1998, research and development expenses decreased $2,397 compared to 1997 as a result of a reduction in both employee-related expense and the use of outside technical consultants after completion of a number of technical projects during the year. In addition, we implemented headcount reductions and realized other cost efficiencies from the consolidation of the research and development activities from the Waypoint, Folio and ICentral acquisitions.

    Although research and development expenses have decreased in prior years, we believe that we will continue to devote substantial resources to our product development activities and that our expense levels, in absolute dollars, will increase slightly over the next year.

  GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of the cost of finance, management and administrative personnel and legal and other professional fees.

    In 1999, general and administrative expenses decreased $2,429 from 1998. The decrease was attributable primarily to a decrease of $1,200 in bad debt expense and decreases related to travel expenses, professional fees and equipment rental.

    General and administrative expenses in 1998 slightly increased over 1997.

  AMORTIZATION OF INTANGIBLES

    In 1999, amortization of intangibles increased by $381 from 1998, as a result of recording a full year of amortization costs related to the 1998 ICentral acquisition. Amortization costs increased by $1,655 in 1998, as a result of recording a full year of amortization costs related to the 1997 Folio and Mission Critical Technologies acquisitions.

  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    Acquired in-process research and development expenses consisted of $5,700 relating to the ICentral acquisition in 1998, and $429, $9,250 and $25,000 relating to the acquisitions of Mission Critical Technologies, Waypoint and Folio, respectively, in 1997. These costs were expensed in the periods of the acquisitions and are included in the accompanying consolidated statements of operations for the respective periods. The amount allocated to acquired in-process research and development related to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use.

  RESTRUCTURING CHARGE

    In the fourth quarter of 1998, we recorded a $2,042 restructuring charge to align our operating costs with our anticipated future revenue stream. The major components of the restructuring charge were employee severance, benefits and related costs, write-off of assets and termination of certain contractual obligations.

  MERGER RELATED COSTS

    We incurred one-time costs related to our merger with FutureTense of $4,328. These costs consisted of professional fees and other charges of $3,353 and costs to exit contractual obligations and asset impairments of $975.

NON-OPERATING INCOME (EXPENSE)

    Interest income represents interest earned on cash, cash equivalents and marketable securities. The decreases in interest income in 1999 and 1998, as compared to the prior years, were attributable primarily to lower average investments in cash, cash equivalents and marketable securities as a result of increased funding of operations and capital expenditures. Interest expense relates to the interest charged on our line-of-credit and long-term obligations. Interest expense increased in 1998 primarily due to the issuance of a $10,000 promissory note in connection with the Folio acquisition in 1997. Interest expense decreased in

1999 due mainly to the repayment of the promissory note. Other income/expense primarily represents foreign currency translation gains and losses. In 1998, we also recorded a loss of approximately $197 on an equity investment.

PROVISION FOR INCOME TAXES

    We recorded a provision for foreign income taxes of $414, $325 and $584 in 1999, 1998 and 1997, respectively. This provision relates to the amount of estimated taxes due in foreign jurisdictions for our foreign operations and certain withholding taxes. We incurred losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes. We believe that the provision for income taxes will fluctuate in the future and is dependent upon the geographical locations of future sales and the associated withholding taxes in those countries. The provision for income taxes will also fluctuate when we become eligible for corporate income taxation in the United States.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, we had $32,291 in cash, cash equivalents and marketable securities, a decrease of $4,428 from December 31, 1998.

    Our operating activities used cash and cash equivalents of $7,978, $32,996 and $32,676 during 1999, 1998 and 1997, respectively, to fund our operations. In 1999, our net loss decreased approximately 46% to $19,780 from $36,970 in 1998. Accounts receivable decreased in absolute dollars despite a growth in revenues, primarily as a result of the receipt of cash from revenue recorded in prior periods with extended terms as well as shorter average payment terms in new contracts.

    In 1999, our investing activities provided cash and cash equivalents of $51. The primary source of cash from investing activities in 1999 was $1,973 related to the maturity of marketable securities, offset by the purchase of property and equipment in the amount of $2,068. In 1998 and 1997, we used cash and cash equivalents of $11,397 and $7,729, respectively. In 1998, the principal uses of cash were $5,933 for purchases related to certain property and equipment and $5,521 for the purchase of marketable securities. In 1997, the principal uses of cash from investing activities were $11,400 related to the Folio acquisition and the purchase of property and equipment in the amount of $7,280, offset by the maturities of marketable securities worth $11,296.

    Our financing activities provided cash and cash equivalents of $5,510, $46,124 and $7,236, during 1999, 1998 and 1997, respectively. In 1999, cash and cash equivalents provided by financing activities consisted of $4,500 related to the sale of redeemable preferred stock and $7,369 from the issuance of common stock under our stock option and stock purchase plans. These were offset by the repayment of a $5,000 note payable in connection with the Folio acquisition. In 1998, we received proceeds of $5,000 from Intel and $20,000 from CMG Information Services, Inc., and Capital Ventures International from the issuance of common stock. In addition, we received proceeds of $8,496 from the issuance of redeemable convertible preferred stock and $4,595 from the issuance of common stock under our stock option and stock purchase plans. Also in 1998, we repaid $5,000 of the note payable issued in connection with the Folio acquisition with a cash payment of $1,818 and an issuance of our common stock having a value of $3,182. In 1997, the principal source of cash provided by financing activities was net borrowings of $5,168 against our line of credit.

    In July 1998, we obtained a $2,800 mortgage loan, on a Provo, Utah, building, which bears interest at the fixed rate of 8.5%. The mortgage principal payments are based upon a 20-year term with a balloon payment of $2,468 due on June 19, 2003.

    We have an unsecured credit facility arrangement with a bank which provides up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate, which was 8.5% at December 31, 1999. We are required to comply with certain restrictive covenants under this agreement and the line is collateralized by our accounts receivable. We were in compliance with all such covenants at December 31, 1999. During 1999, we decreased our borrowings under this facility to $10,350.

    At December 31, 1999, we had net operating loss carryforwards for income tax purposes of approximately $119,000. These losses are available to reduce federal and state taxable income, if any, in future years. These losses are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period that are in excess of 50%. While we believe that we have experienced a change in ownership in excess of 50%, we do not believe that this change in ownership will significantly impact our ability to use our net operating loss carryforwards.

    We believe that our existing capital resources are adequate to meet our cash requirements for at least the next 12 months. There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected expenditures.

EURO CURRENCY

    On January 1, 1999, certain member countries of the European Union (EU) established fixed conversion rates between their existing currencies and the EU's common currency, the euro. The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002, when the euro will be adopted as the sole legal currency.

    We continue to assess the impact that the conversion to the euro will have on our European operations. We are evaluating the potential impact in several areas of our business, including the ability of our information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate risks. We are also evaluating the impact that cross-border price transparencies, which may affect the ability to price products differently in various countries, will have on our gross margin. Although we are still in the assessment phase, the conversion to the euro is not expected to have a material impact on our operations or financial position.

YEAR 2000 IMPACT

    We have not experienced any significant problems with our computer systems or software products relating to distinguishing twenty-first century dates from twentieth century dates, generally referred to as Year 2000 problems. We are also not aware of any material Year 2000 problems with our clients or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of Year 2000 problems.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
INTRODUCTION

    This Annual Report contains certain forward-looking statements. For this purpose, any statements we have used that are not statements of historical fact may be considered forward-looking statements. We have used "believes", "anticipates", "plans", "expects", and similar expressions. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and those presented elsewhere by management from time to time. Some of the important risks and uncertainties that may cause our operating results to differ materially or adversely are discussed below.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND THESE LOSSES MAY CONTINUE IN THE FUTURE, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE

    We have experienced operating losses in each quarterly and annual period since our inception and these operating losses may continue in the future. We incurred net losses of $62.5 million for the year ended December 31, 1997, $37.0 million for the year ended December 31, 1998, and $19.8 million for the year ended December 31, 1999. As of December 31, 1999, our accumulated deficit was $164.5 million. We expect to continue to make significant investments to broaden the range of our product offerings and expand our sales and marketing and technical personnel. These efforts will require significant capital expenditures, a substantial portion of which we will make long before any corresponding revenue may be realized. We may never achieve profitability, and if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR OPERATING RESULTS ARE LARGELY DEPENDENT UPON THE CONTINUED DEVELOPMENT AND GROWTH OF INTERNET COMMERCE

    The market for our Internet products and services has only recently begun to develop, is rapidly evolving and has an increasing number of market entrants that have introduced and developed products and services for Internet commerce that compete with ours. Our future operating results depend upon the development and growth of the market for Internet-based packaged software applications, including electronic commerce applications. The widespread acceptance of the Internet as a sales, marketing, order receipt and processing medium is highly uncertain and subject to a number of risks. The following critical issues remain unresolved and may impact the growth of Internet commerce:

    - security;

    - reliability;

    - ease of use;

    - service; and

    - government regulation.

    If the Internet commerce market fails to continue to develop or develops more slowly than expected, our business and prospects will suffer.

THE SALES CYCLE FOR OUR PRODUCTS IS LENGTHY AND MAKES QUARTERLY RESULTS
  DIFFICULT TO PREDICT

    The licensing of our products generally involves a significant commitment of resources by our prospective customers and we are often required to provide a significant level of education to them regarding the use and benefits of our products. This process can be time consuming. The lengthy delays associated with the sales cycle affect the timing of our revenue recognition and make it difficult to predict our quarterly results. If our operating results fall below the expectations of securities analysts or investors in some future quarter or quarters, the market price of our common stock could be negatively affected.

IF WE FAIL TO MAINTAIN AND STRENGTHEN OUR RELATIONSHIPS WITH SYSTEMS
  INTEGRATORS, WE MAY NOT ACHIEVE EXPECTED REVENUE GROWTH

    Our prospective customers often rely on third-party systems integrators to develop, deploy and manage their integrated e-business solutions. A substantial portion of our revenues are influenced by systems integrators that either incorporate our products into their solution for the prospective customer or otherwise recommend our product as an independent solution. If a significant number of these systems integrators adopt a different product or technology as part of their integrated solution instead of our products, we may not achieve expected revenue growth. We cannot assure you that that our efforts to continue to expand indirect sales in this manner will be successful. In addition, we cannot be sure that such systems integrators will be able to successfully support our products within their overall solutions, and our revenues may vary depending on their ability to offer such support.

IF LIMITATIONS ON THE ONLINE COLLECTION OF PROFILE INFORMATION ARE IMPOSED, THE
  UTILITY OF THE PERSONALIZATION FUNCTIONALITY OF OUR PRODUCTS WOULD BE LIMITED AND WE MAY NOT ATTRACT A SIGNIFICANT NUMBER OF NEW CUSTOMERS

    One of the principal features of our products is the ability to develop and maintain profiles of online users to assist business managers in personalizing content and commercial offers to be displayed to specific online users. The resistance of online users to providing personal data and any future laws and regulations prohibiting use of personal data gathered online without express consent or requiring businesses to notify their Web site visitors of the possible dissemination of their personal data could limit the utility of our products. These types of laws or regulations could heighten privacy concerns by requiring businesses to notify Web site users that the data captured from them online may be used by marketing entities to direct product messages to them. While we are not aware of any laws or regulations of this type currently in effect or in development in the United States, other countries and political entities, including the European Union and its member states, have adopted legal requirements imposing restrictions on the collection, use and processing of personal data. It is possible that similar legal requirements could be adopted in the United States. If the privacy concerns of consumers are not adequately addressed, the effectiveness of our products could be impaired and we may not attract new customers and the revenues they represent.

IF OUR PRODUCTS FAIL TO ADEQUATELY SAFEGUARD THE SECURITY AND PRIVACY OF
  CUSTOMER TRANSACTION DATA, OUR REPUTATION COULD BE DAMAGED, AND WE COULD LOSE EXISTING AND PROSPECTIVE CUSTOMERS AND EXISTING AND POTENTIAL REVENUES

    A significant barrier to electronic commerce and communications has been the ability to securely transmit confidential information over the Internet. The concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet generally, and electronic commerce in particular. In addition, Internet usage could decline if any well-publicized compromise of security occurred. We may be required to expend significant capital and other resources to develop products that adequately protect our customers against such security breaches or to alleviate problems caused by such breaches. We rely on certain encryption and authentication technology to provide secure transmission of confidential information. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction data. If any compromise or breach were to occur, it could damage our reputation and cause us to lose existing and prospective customers.

IF WE DO NOT COMPETE EFFECTIVELY, PARTICULARLY AGAINST ESTABLISHED PARTICIPANTS
  WITH GREATER FINANCIAL AND OTHER RESOURCES THAN OURS, WE WILL LOSE MARKET
  SHARE

    The market for e-business applications is relatively new, rapidly evolving and intensely competitive. If we fail to compete successfully with current or future competitors, we may lose market share. Our customers' requirements and the technology available to satisfy those requirements continually change. We expect competition in this market to persist and increase in the future. Our primary competition includes in-house development efforts by prospective customers and other vendors of application software or application development platforms and tools directed at interactive commerce and financial services, such as Art Technology Group, BroadVision, InterShop, InterWorld, Interwoven and Vignette.

    In addition, larger companies with much broader product offerings, such as IBM, Microsoft and Oracle, may bundle their products to discourage users from purchasing our products. Some of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to develop and expand their product offerings more quickly, adapt more swiftly to new or emerging technology and changes in customer demands, develop greater resources to the marketing and sales of their product, pursue acquisition and other opportunities more readily and adapt more aggressive pricing policies. In addition, competitors have established and, in the future, may establish cooperative relationships among themselves or with third parties to market or enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Competitive pressures may make it difficult for us to acquire and retain customers and are likely to result in price reductions reduced gross margins and loss of market share.

OUR ABILITY TO DEVELOP, MARKET AND SUPPORT OUR SERVICES DEPENDS ON RETAINING OUR
  KEY SENIOR MANAGEMENT TEAM AND ATTRACTING AND RETAINING HIGHLY-QUALIFIED INDIVIDUALS IN THE INTERNET INDUSTRY

    Our future success depends in significant part upon the continued service of our key technical and senior management personnel and their continuing ability to attract and retain highly qualified technical, sales and managerial personnel in a highly competitive market. Our ability to establish and maintain a position of technology leadership in the e-business software market depends in large part upon the skills of our development personnel. Our future success also depends on our continuing to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

    In connection with our recent acquisition of FutureTense, the founders and employees of that company received a substantial number of our shares of common stock and can sell these shares at substantial gains. In many cases, these individuals could become financially independent through these sales, before the products of either company have fully matured into commercially deliverable products commanding reasonable market share. Additionally, start-up and other companies will seek out these individuals due to the financial results they achieved for their investors. Under the circumstances, we face a difficult and significant task of motivating key personnel to stay committed to us.

FLUCTUATIONS IN OUR QUARTERLY REVENUE AND OPERATING RESULTS MAY RESULT IN
  REDUCED PROFITABILITY AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

    We have experienced significant fluctuations in our results of operations on a quarterly and annual basis. We expect to continue experiencing significant fluctuations in our future quarterly and annual results of operations due to a variety of factors, many of which are outside our control, including:

    - the introduction of new products by us and our competitors;

    - the variability and length of sales cycles associated with our product offerings;

    - the market acceptance of, and demand for, our products;

    - the pace of development of electronic commerce conducted on the Internet;

    - customer order deferrals in anticipation of enhancements or new products offered by us or our competitors;

    - non-renewal of service agreements;

    - software defects and other product quality problems;

    - the mix of products and services we sell;

    - customer retention;

    - the ability to collect payments from our customers on a timely basis;

    - any changes in our pricing policies and/or those of our competitors;

    - changes in the level of operating expenses; and

    - general economic conditions.

    In addition, our operating expenses are largely based on anticipated revenue trends and a significant portion of our expenses, such as leased real estate facilities, depreciation and personnel, is fixed in the short term. Accordingly, our results of operations are particularly sensitive to fluctuations in revenues. If our revenues fall below our expectations, we would probably not be able to reduce our fixed or other expenses in sufficient time to respond to the shortfall. If our operating results fall below the expectations of securities analysts or investors in some future quarter or quarters, the market price of our common stock is likely to decline.

IF WE ARE UNABLE TO MANAGE OUR PLANNED RAPID EXPANSION EFFECTIVELY, WE MAY INCUR
  INCREASED COSTS AND PLACE TOO MANY DEMANDS UPON OUR SENIOR MANAGEMENT TEAM

    We have experienced significant growth over the past two years and we are pursuing a business plan that, if successfully implemented, will cause us to continue to expand rapidly over the next several years. This expansion would occur both domestically and internationally, which would increase our operating complexity significantly. Our expansion would also require significant time commitments from our senior management team and severely restrict its ability to manage our existing business. Our success depends on our ability to manage this expansion and these demands effectively. We will, among many other things, need to:

    - improve our business development capabilities;

    - hire, train and manage an increasing number of highly-skilled employees;
      and

    - continually enhance our information, management and operational and financial systems.

    Our failure to manage our expansion effectively could increase our costs, adversely affect our relations with customers and strategic partners and adversely affect our revenues and operating margins.

WE ARE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    Our international activities expose us to numerous additional risks. In the year ended December 31, 1999, we derived approximately 29% of our total revenues from sales outside North America. We currently have seven offices in Europe and Asia. A key component of our business strategy is to expand our international activities. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including the following:

    - unexpected changes in regulatory requirements;

    - export controls relating to encryption technology and other export restrictions;

    - tariffs and other trade barriers;

    - difficulties in staffing and managing foreign operations;

    - political and economic instability;

    - fluctuations in currency exchange rates;

    - reduced protection for intellectual property rights;

    - cultural barriers;

    - difficulty of enforcing agreements and collecting accounts receivables;

    - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

    - potentially adverse tax consequences.

    Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support, hire additional personnel, customize products for local markets and develop relationships with international distributors and systems integrators. Even if we are able to successfully expand our international operations, we cannot be certain that we will succeed in maintaining or expanding international market demand for our products.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY BE SUBJECT TO
  INFRINGEMENT CLAIMS THAT COULD SUBJECT US TO SIGNIFICANT LIABILITY AND DIVERT THE TIME AND ATTENTION OF OUR SENIOR MANAGEMENT

    We regard our products, services and technology as proprietary. We attempt to protect them through a combination of patents, copyrights, trademarks and trade secret laws. We also generally enter into confidentiality agreements with our employees, consultants and customers, and generally control access to and distribution of our documentation and other proprietary information. These methods may not be sufficient to protect our proprietary rights. We have no patented technology that would preclude or inhibit competitors from entering our market. Although we hold several U.S. patents asserting claims relating to certain aspects or uses of electronic commerce software, we cannot be sure of the degree of intellectual property protection those patents will provide. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products, services or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States. We also cannot assure you that third parties will not develop similar technology independently. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could harm our business.

    In addition to licensing technologies from third parties, we are developing and acquiring additional proprietary intellectual property. Third parties may try to claim our products or services infringe their intellectual property. We expect that participants in our markets will be increasingly subject to infringement claims. Any claim, whether meritorious or not, could be time consuming, result in costly litigation and/or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all, in which case we would have to cease selling, incorporating or using those products and services that incorporate the challenged intellectual property and expend substantial amounts of resources to redesign our products or services. If we are forced to enter into royalty or licensing agreements or to redesign our products or services, our business and prospects would suffer.

WE ARE DEPENDENT ON THIRD PARTY TECHNOLOGY AND IF WE ARE UNABLE TO LICENSE THIS
  TECHNOLOGY, OR IF DEFECTS IN THIS TECHNOLOGY EXIST, OUR PRODUCT SHIPMENTS COULD BE DELAYED

    We rely in large part on technology that we license from third parties, including relational database management systems from Oracle and application server software from Netscape. The licenses from these third parties may not continue to be available to us on commercially reasonable terms, or at all. If we were to lose any of these technology licenses, we would have to cease selling our products that incorporate the licensed technology and expend substantial amounts of resources to redesign our products using equivalent technology, if available. If we are forced to cease selling and to redesign our products, our business and prospects would suffer.

OUR PRODUCTS MAY CONTAIN DEFECTS WHICH MAY PROVE COSTLY AND TIME CONSUMING FOR
  US TO CORRECT

    Sophisticated software products, such as those we develop and market, may contain errors or failures that become apparent when we introduce the products or when we provide an increased volume of services. We cannot assure you that testing by us and our potential customers will detect all errors in our products prior to licensing or sale. Correcting such errors may result in loss of revenues, delay in market acceptance, diversion of development resources, damage to our reputation or increased service and warranty costs, any of which would adversely affect our business and our ability to market our products profitably.

IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL
  CHANGES AND EVOLVING INDUSTRY STANDARDS, OUR PRODUCTS MAY BECOME OBSOLETE, AND WE WOULD PROBABLY LOSE EXISTING CUSTOMERS AND BE UNABLE TO ATTRACT NEW ONES

    Internet markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. The introduction of new products or technologies could render our product offerings obsolete, reduce the cost of competing products or increase the number of products similar to those that we provide or plan to provide. Our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions and services to address our customers' changing demands. We may be required to make significant and ongoing investments in future periods in order to remain competitive. Further, we may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions and services or lengthen our sales cycles. In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Any material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors. Our failure to successfully design, develop, test and introduce new services, or the failure of our recently introduced services to achieve market acceptance, could prevent us from maintaining existing client relationships, gaining new clients or expanding our markets. In such a case, we would not achieve our expected revenue growth.

IF WE FAIL TO ADEQUATELY INTEGRATE THE OPERATIONS OF FUTURETENSE, WE MAY NOT
  REALIZE THE EXPECTED BENEFITS OF THE MERGER

    We completed our acquisition of FutureTense in October 1999. The integration of FutureTense is a complex process and we are uncertain that the integration will be completed rapidly or that we will achieve the anticipated benefits of the merger. Our successful integration of FutureTense will require, among other things, integration of the sales and marketing groups of each entity and the integration of our product lines. The diversion of the attention of management and any difficulties encountered in the process of combining both companies could cause the disruption of, or a loss of momentum in, the activities of the combined business. In addition, the process of combining both companies could negatively affect our employee morale and our ability to retain some of our key employees or could cause customers to delay or change orders for products as a result of uncertainty over the integration of our product lines. We will need to overcome these issues in order to realize the benefits or synergies of the merger.

IF WE FAIL TO SUCCESSFULLY CROSS-MARKET OUR PRODUCTS AND FUTURETENSE'S PRODUCTS, WE MAY NOT INCREASE OR MAINTAIN OUR CUSTOMER BASE OR OUR REVENUES

    We intend to offer the respective products and services historically offered by us and by FutureTense to our collective customers. FutureTense's customers may have no interest in our products and services and our customers may have no interest in theirs. The failure of our cross-marketing efforts may diminish the benefits we realize from the FutureTense merger. In addition, we intend to develop new products and services that combine our knowledge and resources with those of FutureTense. We cannot assure you that these products or services will be developed or, if developed, will be successful or that we can successfully integrate or realize the anticipated benefits of the merger. As a result, we may not be able to increase or maintain our customer base.

THE REGULATION OF THE INTERNET IS UNSETTLED, AND FUTURE REGULATIONS COULD ADVERSELY AFFECT OUR OPERATING COSTS AND OUR ABILITY TO MARKET PRODUCTS FACILITATING INTERNET COMMERCE

    The laws and regulations that apply to commerce and communication over the Internet are becoming more prevalent. Such legislation could dampen the growth in Internet usage generally and decrease the acceptance of the Internet as a commercial medium. The United States Congress has recently considered enacting Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union also recently enacted its own privacy regulations. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, telecommunications, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

EXISTING AND FUTURE EXPORT CONTROLS MAY DELAY THE INTRODUCTION OF NEW PRODUCTS OR LIMIT OUR ABILITY TO DISTRIBUTE PRODUCTS OUTSIDE OF THE UNITED STATES

    Due to the encryption technology contained in our products, our products are subject to export controls within the United States. These export controls, either in their current form or as may be subsequently enacted, may delay the introduction of new products or limit our ability to distribute products outside the United States. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology. Also, various countries regulate the import of certain encryption technology and have adopted laws relating to personal privacy issues that could limit our ability to distribute products in those countries.

OUR BUSINESS MAY SUFFER IF THE INTERNET INFRASTRUCTURE IS UNABLE TO EFFECTIVELY SUPPORT THE GROWTH IN DEMAND PLACED ON IT

    Our success will depend, in large part, upon the maintenance of the Internet infrastructure, such as reliable network backbones with the necessary speed, data capacity and security, and the timely development of enabling products such as high speed modems, for providing reliable Internet access and services and improved content. We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, frequency of use and increased bandwidth requirements. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly. Furthermore, the Internet has experienced a variety of outages and other delays due to damage to portions of its infrastructure. These outages and delays could impact the Internet sites of Web publishers using our products and services.

THE IMPOSITION OF SALES AND OTHER TAXES ON PRODUCTS SOLD BY OUR CUSTOMERS OVER
  THE INTERNET COULD HAVE A NEGATIVE EFFECT ON ONLINE COMMERCE AND, AS A RESULT, ON DEMAND FOR OUR PRODUCTS

    The imposition of new sales or other taxes could limit the growth of electronic commerce generally and, as a result, the demand for our products. There is recent federal legislation that limits the imposition of state and local taxes on Internet-related sales. In 1998, the United States Congress passed the Internet Tax Freedom Act, which places a three-year moratorium on state and local taxes on Internet access, unless the tax was already imposed prior to October 1, 1998, and discriminatory taxes on electronic commerce. There is a possibility that Congress may not renew this legislation in 2001. If Congress chooses not to renew this legislation, state and local governments would be free to impose taxes on goods purchased over the Internet.

    In addition, one or more foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce. A successful assertion by one or more foreign countries that companies engaged in electronic commerce should collect sales or other taxes on sales of their products over the Internet, even though not physically present in the foreign country, could indirectly reduce demand for our products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    FOREIGN EXCHANGE HEDGING. The accounts of Open Market's foreign subsidiaries are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Foreign currency translation and transaction gains or losses for our subsidiaries are included in the accompanying consolidated statements of operations since the functional currency for our subsidiaries is the U.S. dollar.

    INVESTMENT PORTFOLIO. We do not use derivative financial instruments for investment purposes and only invest in financial instruments that meet the high credit quality standards, as specified in our investment policy guidelines. This policy also limits the amount of credit exposure of any one issue, issuer, and type of investment. See "Note 2--Summary of Significant Accounting Policies" in the accompanying Notes to Consolidated Financial Statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Index to Consolidated Financial Statements set forth on page 33.

QUARTERLY FINANCIAL RESULTS

    The following table sets forth certain unaudited quarterly financial data for 1998 and 1999. In the opinion of management, the unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of results of operations for any future period.

    Our merger with FutureTense in October 1999 was accounted for as a pooling of interests, and accordingly, all prior period financial data have been restated as if the merger took place at the beginning of such periods.

                                                                          THREE MONTHS ENDED
                                        ---------------------------------------------------------------------------------------
                                        MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1998       1998       1998        1998       1999       1999       1999        1999
                                        --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                              (UNAUDITED)
Revenues:
  Commerce product....................  $ 2,966    $  8,465    $ 4,729    $ 5,574    $ 7,825    $10,541     $ 9,710    $10,350
  Content product.....................        9          47        128        262        480        599       1,808      5,408
  Other product.......................    8,803       3,726      4,188      4,686      2,385      2,418       1,071      1,147
                                        -------    --------    -------    -------    -------    -------     -------    -------
    Product revenues..................   11,778      12,238      9,045     10,522     10,690     13,558      12,589     16,905
                                        -------    --------    -------    -------    -------    -------     -------    -------
  Commerce service....................    2,875       3,359      4,725      5,074      4,803      5,091       6,483      7,491
  Content service.....................        1          45         50         83        182        973       1,000        615
  Other service.......................    1,331       1,179      1,144      1,097        919        940         529        258
                                        -------    --------    -------    -------    -------    -------     -------    -------
    Service revenues..................    4,207       4,583      5,919      6,254      5,904      7,004       8,012      8,364
                                        -------    --------    -------    -------    -------    -------     -------    -------
      Total revenues..................   15,985      16,821     14,964     16,776     16,594     20,562      20,601     25,269
                                        -------    --------    -------    -------    -------    -------     -------    -------
Cost of Revenues:
  Product revenues....................      728         761        787        938        764      1,014         850      1,806
  Service revenues....................    3,086       3,691      4,062      4,526      4,151      5,197       4,986      6,804
                                        -------    --------    -------    -------    -------    -------     -------    -------
    Total cost of revenues............    3,814       4,452      4,849      5,464      4,915      6,211       5,836      8,610
                                        -------    --------    -------    -------    -------    -------     -------    -------
    Gross profit......................   12,171      12,369     10,115     11,312     11,679     14,351      14,765     16,659
                                        -------    --------    -------    -------    -------    -------     -------    -------
Operating Expenses:
  Selling and marketing...............    8,473       8,662      8,757      8,880      8,497      9,360       8,539     11,947
  Research and development............    7,303       7,281      6,035      5,291      5,238      5,872       5,514      5,822
  General and administrative..........    2,910       2,757      2,897      2,532      2,230      1,969       2,662      1,806
  Amortization of intangibles.........      565         777        833        831        852        852         897        786
  In-process research and
    development.......................       --       5,700         --         --         --         --          --         --
  Restructuring charge................       --          --         --      2,042         --         --          --         --
  Merger related costs................       --          --         --         --         --         --          --      4,328
                                        -------    --------    -------    -------    -------    -------     -------    -------
    Total operating expenses..........   19,251      25,177     18,522     19,576     16,817     18,053      17,612     24,689
    Loss from operations..............   (7,080)    (12,808)    (8,407)    (8,264)    (5,138)    (3,702)     (2,847)    (8,030)
Other (expense) income................       32         (63)        73       (128)        19        119         142         71
                                        -------    --------    -------    -------    -------    -------     -------    -------
    Loss before income taxes..........   (7,048)    (12,871)    (8,334)    (8,392)    (5,119)    (3,583)     (2,705)    (7,959)
Provision for income taxes............       28          33        121        143         42        103          71        198
                                        -------    --------    -------    -------    -------    -------     -------    -------
    Net loss..........................  $(7,076)   $(12,904)   $(8,455)   $(8,535)   $(5,161)   $(3,686)    $(2,776)   $(8,157)
                                        =======    ========    =======    =======    =======    =======     =======    =======

                               OPEN MARKET, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................     34
Report of Independent Accountants...........................     35
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     36
Consolidated Statements of Operations for the years ended
  December 31, 1999 1998 and 1997...........................     37
Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity for the years ended
  December 31, 1999, 1998 and 1997..........................     38
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................     39
Notes to Consolidated Financial Statements..................     41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Open Market, Inc.:

    We have audited the accompanying consolidated balance sheets of Open
Market, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1998 and 1997 financial statements of FutureTense, Inc., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 4(a). Such financial statements are included in the consolidated financial statements of Open Market, Inc. and reflect total assets of 4% in 1998 and total revenues of 4% and 0% in 1998 and 1997, respectively. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for FutureTense, Inc., is based solely upon the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Open Market, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
January 28, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Open Market, Inc:

    In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' deficit and cash flows present fairly, in all material respects, the financial position of FutureTense, Inc. at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 10, 1999

                               OPEN MARKET, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  19,258   $  21,735
  Marketable securities.....................................     13,033      14,984
  Accounts receivable, net of allowance for doubtful
    accounts of $2,870 and $2,543 in 1999 and 1998,
    respectively............................................     27,211      28,541
  Prepaid expenses and other current assets.................      4,264       2,451
                                                              ---------   ---------
      Total current assets..................................     63,766      67,711
                                                              ---------   ---------
Property and equipment, at cost:
  Computers and office equipment............................     17,535      15,540
  Leasehold improvements....................................      5,527       5,470
  Land and building.........................................      4,200       4,200
  Furniture and fixtures....................................      2,304       2,215
                                                              ---------   ---------
      Total property and equipment..........................     29,566      27,425
  Less--accumulated depreciation and amortization...........     16,043      11,436
                                                              ---------   ---------
      Net property and equipment............................     13,523      15,989
                                                              ---------   ---------
Long-term marketable securities.............................      1,487       1,510
Intangible assets...........................................      8,657      12,618
Other assets................................................      1,372       1,372
                                                              ---------   ---------
      Total assets..........................................  $  88,805   $  99,200
                                                              =========   =========
              LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                               STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term obligations...............  $     108   $     411
  Line of credit............................................     10,350      11,000
  Note payable..............................................         --       5,000
  Accounts payable..........................................      5,657       3,352
  Accrued expenses..........................................     13,773      14,167
  Deferred revenues.........................................      6,302       5,472
                                                              ---------   ---------
      Total current liabilities.............................     36,190      39,402
                                                              ---------   ---------
Long-term obligations, net of current maturities............      2,657       2,937

Commitments (Note 9)

Redeemable Convertible Preferred Stock......................         --      15,425

Stockholders' Equity:
  Preferred Stock, $.10 par value--
    Authorized--2,000 shares issued and outstanding--none...         --          --
  Common stock, $.001 par value--
    Authorized--100,000 shares issued and
      outstanding--44,098 and 36,995 shares in 1999 and
      1998, respectively....................................         44          37
  Additional paid-in capital................................    214,783     186,191
  Deferred compensation.....................................       (329)        (32)
  Accumulated deficit.......................................   (164,540)   (144,760)
                                                              ---------   ---------
      Total stockholders' equity............................     49,958      41,436
                                                              ---------   ---------
      Total liabilities and stockholders' equity............  $  88,805   $  99,200
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:
  Product revenues..........................................  $ 53,742   $ 43,583   $ 48,251
  Service revenues..........................................    29,284     20,963     13,196
                                                              --------   --------   --------
      Total revenues........................................    83,026     64,546     61,447
                                                              --------   --------   --------
Cost of Revenues:
  Product revenues..........................................     4,434      3,214      2,631
  Service revenues..........................................    21,138     15,365      9,222
                                                              --------   --------   --------
      Total cost of revenues................................    25,572     18,579     11,853
                                                              --------   --------   --------
      Gross profit..........................................    57,454     45,967     49,594
                                                              --------   --------   --------
Operating Expenses:
  Selling and marketing.....................................    38,343     34,772     38,079
  Research and development..................................    22,446     25,910     28,307
  General and administrative................................     8,667     11,096     10,935
  Amortization of intangible assets.........................     3,387      3,006      1,351
  In-process research and development.......................        --      5,700     34,679
  Restructuring charge......................................        --      2,042         --
  Merger related costs......................................     4,328         --         --
                                                              --------   --------   --------
      Total operating expenses..............................    77,171     82,526    113,351
                                                              --------   --------   --------
      Loss from operations..................................   (19,717)   (36,559)   (63,757)
                                                              --------   --------   --------
  Interest income...........................................     1,220      1,429      2,911
  Interest expense..........................................      (703)    (1,191)      (812)
  Other expense, net........................................      (166)      (324)      (218)
                                                              --------   --------   --------
      Loss before provision for income taxes................   (19,366)   (36,645)   (61,876)
                                                              --------   --------   --------
  Provision for income taxes................................       414        325        584
                                                              --------   --------   --------
      Net loss..............................................  $(19,780)  $(36,970)  $(62,460)
                                                              ========   ========   ========
  Net loss per share--basic and diluted.....................  $  (0.46)  $  (0.98)  $  (1.82)
                                                              ========   ========   ========
  Weighted average common shares outstanding--basic and
    diluted.................................................    42,655     37,815     34,347
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                              STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     STOCKHOLDERS' EQUITY
                                                                                              ----------------------------------
                                                                       REDEEMABLE
                                                                       CONVERTIBLE                COMMON STOCK
                                                                     PREFERRED STOCK          ---------------------
                                                              -----------------------------                $.001      ADDITIONAL
                                                                    NUMBER         CARRYING     NUMBER      PAR        PAID-IN
                                                                  OF SHARES         VALUE     OF SHARES    VALUE       CAPITAL
                                                              ------------------   --------   ----------   --------   ----------
                                                                                                              28        114,977
Balance, December 31, 1996 as previously reported...........                  --   $    --    28,565,000     $         $
  FutureTense Pooling of Interests..........................           1,006,000     5,749     1,981,000       2            130
                                                              ------------------   -------    ----------     ---       --------
Balance, December 31, 1996 restated.........................           1,006,000     5,749    30,546,000      30        115,107
  Exercise of common stock options..........................                  --        --       710,000       1            355
  Employee stock purchase plan..............................                  --        --        59,000      --            658
  Issuance of common stock in Waypoint acquisition..........                  --        --       739,000       1          9,548
  Issuance of common stock in Folio acquisition, net of
    purchase price adjustment...............................                  --        --       898,000       1         11,509
  Issuance of FutureTense Series B redeemable convertible
    preferred stock.........................................             129,000       937            --      --             --
  Repurchase and cancellation of common stock                                 --        --      (269,000)     --             --
  Deferred compensation related to stock options............                  --        --            --      --            380
  Amortization of deferred compensation related to stock
    options.................................................                  --        --            --      --            (14)
  Net loss..................................................                  --        --            --      --             --
                                                              ------------------   -------    ----------     ---       --------
Balance, December 31, 1997..................................           1,135,000     6,686    32,683,000      33        137,543
  Exercise of common stock options..........................                  --        --       977,000       1          3,447
  Employee stock purchase plan..............................                  --        --       132,000      --          1,147
  Issuance of common stock for payment of note payable......                  --        --       221,000      --          3,182
  Conversion of other equity to common stock................                  --        --       628,000       1          6,919
  Issuance of common stock in ICentral acquisition..........                  --        --       480,000      --         10,000
  Issuance of common stock in private placements, net of
    issuance costs of $738..................................                  --        --     1,882,000       2         24,260
  Issuance of FutureTense Series C redeemable convertible
    preferred stock.........................................             686,000     5,000            --      --             --
  Conversion of note payable................................              26,000       189            --      --             --
  Issuance of FutureTense Series D redeemable convertible
    preferred stock.........................................           2,398,000     3,550            --      --             --
  Cancellation of restricted common stock...................                  --        --        (8,000)     --             --
  Reversal of deferred compensation related to termination
    of stock options........................................                  --        --            --      --           (330)
  Compensation expense related to stock options.............                  --        --            --      --             23
  Amortization of deferred compensation.....................                  --        --            --      --             --
  Net loss..................................................                  --        --            --      --             --
                                                              ------------------   -------    ----------     ---       --------
Balance, December 31, 1998..................................           4,245,000    15,425    36,995,000      37        186,191
  Exercise of common stock options..........................                  --        --     1,323,000       2          6,242
  Employee stock purchase plan..............................                  --        --        93,000      --          1,125
  Issuance of common stock in ICentral acquisition..........                  --        --        49,000      --            609
  Issuance of FutureTense Series D redeemable convertible
    preferred stock.........................................           3,039,000     4,500            --      --             --
  Conversion of FutureTense preferred stock into Open Market
    common stock............................................          (7,284,000)  (19,925)    5,638,000       5         19,920
  Amortization of deferred compensation.....................                  --        --            --      --             --
  Deferred compensation related to issuance of common stock
    options.................................................                  --        --            --      --            696
  Net loss..................................................                  --        --            --      --             --
                                                              ------------------   -------    ----------     ---       --------
Balance, December 31, 1999..................................                  --        --    44,098,000     $44       $214,783
                                                              ==================   =======    ==========     ===       ========

                                                                                      STOCKHOLDERS' EQUITY
                                                              --------------------------------------------------------------------

                                                                   OTHER EQUITY
                                                              ----------------------
                                                               COMMON                                                   TOTAL
                                                                SHARE       CARRYING   DEFERRED        ACCUMULATED    STOCKHOLDERS'
                                                              EQUIVALENTS    VALUE     COMPENSATION     DEFICIT         EQUITY
                                                              -----------   --------   -------------   ------------   ------------

Balance, December 31, 1996 as previously reported...........         --     $    --        $  --        $ (42,638)      $ 72,367
  FutureTense Pooling of Interests..........................         --          --          (83)          (2,692)        (2,643)
                                                               --------     -------        -----        ---------       --------
Balance, December 31, 1996 restated.........................                                 (83)         (45,330)        69,724
  Exercise of common stock options..........................         --          --           --               --            356
  Employee stock purchase plan..............................         --          --           --               --            658
  Issuance of common stock in Waypoint acquisition..........         --          --           --               --          9,549
  Issuance of common stock in Folio acquisition, net of
    purchase price adjustment...............................    628,000       6,920           --               --         18,430
  Issuance of FutureTense Series B redeemable convertible
    preferred stock.........................................         --          --           --               --             --
  Repurchase and cancellation of common stock                        --          --           --               --             --
  Deferred compensation related to stock options............         --          --         (380)              --             --
  Amortization of deferred compensation related to stock
    options.................................................         --          --          138               --            124
  Net loss..................................................         --          --           --          (62,460)       (62,460)
                                                               --------     -------        -----        ---------       --------
Balance, December 31, 1997..................................    628,000       6,920         (325)        (107,790)        36,381
  Exercise of common stock options..........................         --          --           --               --          3,448
  Employee stock purchase plan..............................         --          --           --               --          1,147
  Issuance of common stock for payment of note payable......         --          --           --               --          3,182
  Conversion of other equity to common stock................   (628,000)     (6,920)          --               --             --
  Issuance of common stock in ICentral acquisition..........         --          --           --               --         10,000
  Issuance of common stock in private placements, net of
    issuance costs of $738..................................         --          --           --               --         24,262
  Issuance of FutureTense Series C redeemable convertible
    preferred stock.........................................         --          --           --               --             --
  Conversion of note payable................................         --          --           --               --             --
  Issuance of FutureTense Series D redeemable convertible
    preferred stock.........................................         --          --           --               --             --
  Cancellation of restricted common stock...................         --          --           --               --             --
  Reversal of deferred compensation related to termination
    of stock options........................................         --          --          275               --            (55)
  Compensation expense related to stock options.............         --          --          (23)              --             --
  Amortization of deferred compensation.....................         --          --           41               --             41
  Net loss..................................................         --          --           --          (36,970)       (36,970)
                                                               --------     -------        -----        ---------       --------
Balance, December 31, 1998..................................         --          --          (32)        (144,760)        41,436
  Exercise of common stock options..........................         --          --           --               --          6,244
  Employee stock purchase plan..............................         --          --           --               --          1,125
  Issuance of common stock in ICentral acquisition..........         --          --           --               --            609
  Issuance of FutureTense Series D redeemable convertible
    preferred stock.........................................         --          --           --               --             --
  Conversion of FutureTense preferred stock into Open Market
    common stock............................................         --          --           --               --         19,925
  Amortization of deferred compensation.....................         --          --          399               --            399
  Deferred compensation related to issuance of common stock
    options.................................................         --          --         (696)              --             --
  Net loss..................................................         --          --           --          (19,780)       (19,780)
                                                               --------     -------        -----        ---------       --------
Balance, December 31, 1999..................................         --     $    --        $(329)       $(164,540)      $ 49,958
                                                               ========     =======        =====        =========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash Flows from Operating Activities:
  Net loss..................................................  $(19,780)  $(36,970)  $(62,460)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................     4,572      5,561      3,956
    Amortization of intangible assets.......................     3,815      3,006      1,351
    Write-off of in-process research and development........        --      5,700     34,679
    Stock based compensation expense........................     1,008        (14)       124
    Loss on disposition of fixed assets.....................        --         39         --
    Write-down of assets related to restructuring...........        --        294         --
  Changes in assets and liabilities--
    Accounts receivable.....................................     1,331     (8,804)   (14,646)
    Prepaid expenses and other current assets...............    (1,828)      (339)       467
    Accounts payable........................................     2,310       (283)     1,809
    Accrued expenses........................................      (358)    (1,613)     2,382
    Deferred revenues.......................................       952        427       (338)
                                                              --------   --------   --------
    Net cash used in operating activities...................    (7,978)   (32,996)   (32,676)

Cash Flows from Investing Activities:
  Purchases of property and equipment.......................    (2,068)    (5,933)    (3,980)
  Increase in construction-in-progress......................        --         --     (3,300)
  Repayment of loan by Founder..............................        --        993        507
  Maturities (purchases) of marketable securities...........     1,973     (5,521)    11,296
  Cash paid in acquisitions.................................        --     (1,420)   (10,977)
  (Increase) decrease in other assets.......................       146        484     (1,275)
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........        51    (11,397)    (7,729)

Cash Flows from Financing Activities:
  Net borrowings (payments) under the line of credit........      (650)     4,631      5,168
  (Payments on) proceeds from long-term obligations.........      (709)     2,830        104
  Proceeds from the issuance of redeemable convertible
    preferred stock, net of issuance costs..................     4,500      8,496         --
  Proceeds (payments) on note payable.......................    (5,000)    (1,818)       950
  Proceeds from the factoring of accounts receivable........        --      3,128         --
  Proceeds from employee stock purchase plan................     1,125      1,147        658
  Proceeds from exercise of stock options...................     6,244      3,448        356
  Proceeds from issuance of common stock in private
    placements..............................................        --     24,262         --
                                                              --------   --------   --------
Net cash provided by financing activities...................     5,510     46,124      7,236

Foreign Exchange Effect on Cash and Cash Equivalents........       (60)        67        194

Net (Decrease) Increase in Cash and Cash Equivalents........    (2,417)     1,731    (33,169)

Cash and Cash Equivalents, beginning of year................    21,735     19,937     52,912
                                                              --------   --------   --------
Cash and Cash Equivalents, end of year......................  $ 19,258   $ 21,735   $ 19,937
                                                              ========   ========   ========
Supplemental Disclosure of Cash Flow Information:

Interest paid during year...................................  $  1,046   $  1,372   $     78
                                                              ========   ========   ========
Taxes paid during year......................................  $    228   $     48   $    270
                                                              ========   ========   ========

                               OPEN MARKET, INC.

                                 (IN THOUSANDS)

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Supplemental Schedule of Noncash Financing Activities:
  Conversion of non-interest bearing note into shares of
    Series C redeemable convertible preferred stock.........  $     --   $    189   $     --
                                                              ========   ========   ========

  Payment of note payable through issuance of
    common stock (See Note 4)...............................  $     --   $  3,182   $     --
                                                              ========   ========   ========
In connection with the acquisition of ICentral, the
  following non-cash transaction occurred:
  Fair value of assets acquired, including cash.............  $     --   $(12,086)  $     --
  Liabilities assumed.......................................        --        666         --
  Issuance of common stock..................................        --     10,000         --
                                                              --------   --------   --------

        Cash paid for acquisition and acquisition costs.....  $     --   $ (1,420)  $     --
                                                              ========   ========   ========

In connection with the acquisition of Waypoint, the
  following non-cash transaction occurred:
  Fair value of assets acquired, excluding cash.............  $     --   $     --   $ (9,332)
  Liabilities assumed.......................................        --         --        156
  Issuance of common stock..................................        --         --      9,548
                                                              --------   --------   --------
        Cash acquired in acquisition, net of issuance
          costs.............................................  $     --   $     --   $    372
                                                              ========   ========   ========

In connection with the acquisition of Folio, the following
  non-cash transaction occurred:
  Fair value of assets acquired.............................  $     --   $     --   $(45,512)
  Liabilities assumed.......................................        --         --      5,682
  Issuance of common stock for repayment of note payable....        --         --     18,430
  Issuance of note payable..................................        --         --     10,000
                                                              --------   --------   --------
        Cash paid for acquisition and acquisition costs.....  $     --   $     --   $(11,400)
                                                              ========   ========   ========
In connection with the acquisition of Mission Critical
  Technologies, the following non-cash transaction occurred:
  Fair value of assets acquired, excluding cash.............  $     --   $     --   $ (2,505)
  Liabilities assumed.......................................        --         --      1,180
  Issuance of redeemable convertible preferred stock........        --         --        937
  Issuance of note payable..................................        --         --        439
                                                              --------   --------   --------
        Cash acquired in acquisition........................  $     --   $     --   $     51
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated finanicial statements.

                               OPEN MARKET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) OPERATIONS

    Open Market, Inc. ("Open Market" or "the Company") offers an integrated suite of e-business software products and services that enable our customers to manage and deliver online content, and engage in personalized online marketing. The integrated e-business application suite is built on an open standards-based architecture that is scalable and easily adaptable to the evolving business through a broad range of media, including Web browsers and cell phones, personal digital assistants and other wireless devices. The Company currently offers three principal products: Internet Publishing System, the integrated publishing system that provides content management and dynamic delivery of personalized information: Transact, our comprehensive order management and transaction processing system: and Shopsite, our web storefront building software for small to medium businesses.

    The Company is subject to risks common to growing technology-based companies, including a history of significant losses, operating results are largely dependent upon continued development and growth of Internet commerce, lengthy sales cycles, dependence on systems integrators, competition, fluctuations in quarterly operating results, managing rapid expansion, international operations, product defects, integration of FutureTense acquisition, dependence on intellectual property, potential intellectual property rights infringements and threat of product defects.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of the following significant accounting policies described in this note and elsewhere in the accompanying notes to consolidated financial statements.

    (A) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, which includes
FutureTense, Inc., for all periods presented. All material intercompany accounts and transactions have been eliminated in consolidation.

    (B) REVENUE RECOGNITION

    The Company recognizes revenue in accordance with Statement of Position
(SOP) 97-2, SOFTWARE REVENUE RECOGNITION, as amended by SOP 98-4. Additionally, the American Institute of Certified Public Accountants recently issued SOP 98-9, which provides for certain amendments to SOP 97-2, which is effective for transactions entered into beginning January 1, 2000. This pronouncement is not expected to materially impact the Company's revenue recognition practices. The Company generates revenues from two sources: license fees for the use of our products and service revenues for implementation, support, consulting and training related to our products.

    The Company executes separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional services arrangement. These contracts may be an element in a multiple element arrangement. Revenues under multiple element arrangements, which may include several different software products or services sold together, are allocated to each element based on the residual method in accordance with Statement of Position 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS.

    The Company uses the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence for the value of professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

    Revenues from software license agreements are recognized upon delivery of the software if there is evidence of an agreement, there are no significant post-delivery obligations, and the payment is fixed or determinable and collection is probable. If an acceptance period is required, revenues are recognized upon customer acceptance. The Company enters into reseller arrangements for certain products that typically provide for sublicense fees payable to the Company based on a percentage of the Company's list price. Royalty and sublicense revenues from the Company's reseller arrangements are recognized when earned, either on a per-unit basis as reported to the Company by its licensees, or, with regards to guaranteed minimums, upon shipment of the master copy of all software to which the guaranteed minimum sublicense fees relate, if there are no significant post-delivery obligations. Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Service revenues, which includes education, implementation and consulting services, are recognized in the period services are provided, if customer acceptance is not required, there is evidence of an agreement, the revenues are fixed or determinable and collection is probable.

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

    (C) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than three months. Marketable securities are investment-grade securities with original maturities of greater than three months. The average maturity of the Company's marketable securities was approximately five months at December 31,

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
1999. Long-term marketable securities are investment-grade securities with original maturities of greater than one year. To date, the Company has not recorded any realized gains or losses.

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Cash and cash equivalents
    Cash..................................................  $ 9,464    $14,396
    Commercial paper and corporate bonds..................    3,496      4,045
    Money market accounts.................................    4,905      2,632
    U.S. government, state, municipal and agency
      securities..........................................    1,393        662
                                                            -------    -------
      Total cash and cash equivalents.....................  $19,258    $21,735
                                                            =======    =======
Marketable securities
    Corporate and other debt securities...................  $11,433    $ 8,596
    State and municipal bonds.............................    1,600      6,388
                                                            -------    -------
      Total marketable securities.........................  $13,033    $14,984
                                                            =======    =======
Long-term marketable securities
    Corporate and other debt securities...................  $ 1,487    $ 1,510
                                                            -------    -------
      Total long-term marketable securities...............  $ 1,487    $ 1,510
                                                            =======    =======

    (D) DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation and amortization using the straight-line method to allocate the cost of property and equipment over their estimated useful lives as follows:

                                                               ESTIMATED
ASSET CLASSIFICATION                                          USEFUL LIFE
--------------------                                          -----------
Computers and office equipment..............................  3-5 years
Leasehold improvements......................................  Lease term
Building....................................................   25 years
Furniture and fixtures......................................   7 years

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

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (F) TRANSLATION OF FOREIGN CURRENCIES

    The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average rate in effect during the year. Foreign currency translation and transaction gains or losses for the foreign subsidiary are included in the accompanying consolidated statements of operations since the functional currency of these subsidiaries is the U.S. dollar. The Company had accounts receivable of approximately $1,036 and $944 denominated in foreign currencies as of December 31, 1999 and 1998, respectively. The Company marks these receivables to market and records a gain or loss, which is a component of other income/expense in the consolidated statements of operations. The Company has not incurred a significant loss to date.

    (G) NET LOSS PER SHARE

    The Company applies SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and Staff Accounting Bulletin (SAB) No. 98 for all periods presented. Net loss per share is based upon the weighted average outstanding shares of common stock, adjusted to give effect to the number of equivalent shares of Open Market common stock issued in connection with the FutureTense acquisition for all periods presented. Diluted net loss per share for the years ended 1999, 1998 and 1997 is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive. The number of outstanding antidilutive potential common stock, consist of warrants, shares held in escrow from the FutureTense acquisition and stock options totaling 8,259, 6,622 and 6,741 for the years ended December 31, 1999, 1998 and 1997, respectively.

    (H) CONCENTRATIONS OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet risk and credit risk concentrations. The Company has no significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents with several financial institutions and invests in investment-grade securities. The Company did not have any customers with revenues greater than 10% of total revenues in the years ended December 31, 1999, 1998 and 1997 or accounts receivable balances greater than 10% of total accounts receivable as of December 31, 1999 and 1998.

    (I) POSTRETIREMENT BENEFITS

    The Company has no obligations for postretirement benefits.

    (J) FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, line of credit, long-term debt and obligations and redeemable convertible preferred stock approximate their carrying value.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (K) USE OF ESTIMATES

    The preparation of the accompanying consolidated financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

    (L) RECLASSIFICATIONS

    The Company has reclassified certain prior year information to conform with current year's presentation.

    (M) COMPREHENSIVE LOSS

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive loss on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive loss is the same as the reported net loss for all periods presented.

    (N) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

    The Company applies SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer.

    The Company has three reportable operating segments (1) commerce management, including the licensing of Transact, LiveCommerce and ShopSite products,
(2) content management, including the licensing of Internet Publishing System and (3) other, which includes the publishing product suite and

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) other discontinued software products. The commerce and content management segments are combined under the sub-heading e-business for reporting purposes.

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Revenues
Commerce product revenues........................  $38,426    $21,734    $17,135
Content product revenues.........................    8,295        446         --
                                                   -------    -------    -------
      e-Business segment subtotal................   46,721     22,180     17,135
                                                   -------    -------    -------
Other product revenues...........................    7,021     21,403     31,116
                                                   -------    -------    -------
          Total product revenues.................   53,742     43,583     48,251
                                                   -------    -------    -------
Commerce service revenues........................   23,868     16,034      9,709
Content service revenues.........................    2,770        179         --
                                                   -------    -------    -------
      e-Business segment subtotal................   26,638     16,213      9,709
                                                   -------    -------    -------
Other service revenues...........................    2,646      4,750      3,487
                                                   -------    -------    -------
          Total service revenues.................   29,284     20,963     13,196
                                                   -------    -------    -------
          Total revenues.........................  $83,026    $64,546    $61,447
                                                   =======    =======    =======

    Revenues from geographical sources in total and as a percentage of total revenues in 1999, 1998 and 1997 were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------
                                                1999              1998              1997
                                               -------           -------           -------
North America................................  $58,341    70%    $44,407    68%    $43,248    71%
United Kingdom...............................    7,198     9       6,374    10       6,784    11
Europe.......................................   11,636    14       8,057    12       3,892     6
Asia Pacific.................................    2,813     3       3,072     5       4,256     7
Japan........................................    1,582     2       1,618     3       1,701     3
Other........................................    1,456     2       1,018     2       1,566     2
                                               -------   ---     -------   ---     -------   ---
      Total..................................  $83,026   100%    $64,546   100%    $61,447   100%
                                               =======   ===     =======   ===     =======   ===

    All of the Company's product sales for the years ended December 31, 1999, 1998 and 1997 were shipped from its facilities located in the United States. As of December 31, 1999 and 1998 all of the Company's assets relate to the e-business segment, except for $10,173 and $25,439, respectively which are attributable to the other product revenue segment. Substantially, all of the Company's long lived assets are located in the United States.

    (O) LONG-LIVED ASSETS

    The Company evaluates the carrying value of long-lived assets based on the guidance in SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company's evaluation considers strategy, competitive information, market trends and operating performance. Based on its evaluation at December 31, 1999, the Company does not believe any impairment of long-lived assets exists.

    (P) NEW ACCOUNTING STANDARDS

    The Securities and Exchange Commission issued SAB No. 101, REVENUE RECOGNITION, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the second quarter of fiscal 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, SFAS No. 133, as amended by SFAS
No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

(3) SPECIAL CHARGES

    (A) RESTRUCTURING CHARGES

    In the fourth quarter of 1998, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The major component of the restructuring charge related to the elimination of approximately 67 employees across the following functions: research and development (27), marketing (17), general and administrative (22) and services
(1). In addition, 10 employees moved from research and development to services. Other components related to settling certain contractual arrangements for porting and product integration that resulted from a change in product strategy. Other charges included the write-off of unutilized software, originally intended for use by the sales force but not implemented due to the reduction in marketing personnel. The total cash impact of the restructuring amounted to approximately $1,748. All liabilities were paid as of December 31, 1999. Following are the significant components of the restructuring charge:

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Employee severance, benefits and related costs..............   $1,260
Write-off of assets.........................................      294
Termination costs of certain contractual arrangements.......      488
                                                               ------
Total.......................................................   $2,042
                                                               ======

    (B) NON-RECURRING CHARGES

    As a result of the acquisition of FutureTense during the fourth quarter of 1999 (See Note 4(a)), the Company incurred one-time costs related to the merger of $4,328. These costs were comprised of

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3) SPECIAL CHARGES (CONTINUED)
professional fees and other charges of $3,353 and costs to exit contractual obligations and asset impairments of $975. The total cash impact related to the transaction was $3,394 of which $2,720 was paid as of December 31, 1999. The remainder is expected to be paid in 2000.

(4) ACQUISITIONS

    (A) FUTURETENSE, INC.

    Effective October 15, 1999, Open Market, Inc. completed a merger with FutureTense, Inc., (FutureTense) a software internet content management and delivery company. The Company issued 7,346,210 shares of its common stock to the holders of outstanding FutureTense stock, and of this total, 734,621 shares were placed in escrow. Each FutureTense share was exchanged for .384 shares of Open Market common stock. In addition, the Company assumed FutureTense employee stock options and warrants that converted into options to acquire 1,124,628 shares of Open Market stock. As of the date of the consumation of the merger, the common stock issued by Open Market and the converted options had an aggregate market value of $111,180. The merger has been accounted for as a pooling of interests and, accordingly, all prior period financial statements presented herein have been restated as if the merger took place at the beginning of such periods. In addition, in connection with this acquisition, the Company entered into employment agreements in 1999 with key employees of FutureTense.

    During the nine month period ended September 30, 1999, the Company recorded revenues of $432 related to the sale of FutureTense products and services as part of a reseller agreement. This amount has been eliminated in consolidation. No other material adjustments were required as a result of conforming the accounting policies of FutureTense to the existing Open Market policies.

    In accordance with Accounting Principles Board Opinion (APB) No. 16, the following information presents statement of operations data for the periods preceding the merger:

                                                 NINE MONTHS                    YEARS ENDED
                                                    ENDED          -------------------------------------
                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                              ------------------   -----------------   -----------------
                                                 (UNAUDITED)
Open Market
  Revenues..................................        $52,160             $62,145             $61,260
  Net Loss..................................         (6,251)            (30,472)            (58,006)
FutureTense
  Revenues..................................        $ 6,032             $ 2,401             $   187
  Net Loss..................................         (5,374)             (6,498)             (4,454)

    (B) ICENTRAL INCORPORATED

    On April 30, 1998, the Company acquired all of the outstanding shares of capital stock of ICentral, Incorporated (ICentral) based in Provo, Utah. ICentral specializes in Internet store-building products geared to small and medium sized businesses. As payment of the purchase price, the Company
(i) issued an aggregate of 480,140 shares of the common stock of the Company and
(ii) made a cash payment of $720 to the former stockholders of ICentral. The value of the shares of the Company's common stock issued in connection with the acquisition was approximately $10,000 based on a weighted average market price, as

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) ACQUISITIONS (CONTINUED)
defined. In addition, in connection with this acquisition, the Company entered into employment agreements in 1998 with certain key employees of ICentral under which the Company agreed to pay bonuses in an aggregate amount of $1,000, depending on certain future events, as defined. The employees earned $609 under the employment agreements, which was paid through the issuance of 48,752 shares of common stock under the Company's 1994 Stock Purchase Plan. The remainder was forfeited due to termination of employment. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of ICentral subsequent to April 30, 1998 are included in the Company's consolidated statements of operations.

    The aggregate purchase price of $12,086 consisted of the following:

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Common stock................................................  $10,000
Cash........................................................      720
Assumed liabilities.........................................      666
Acquisition costs...........................................      700
                                                              -------
      Total purchase price:.................................  $12,086
                                                              =======

    The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has been allocated as follows:

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Current assets..............................................  $    86
Other acquired intangible assets............................    6,300
In-process research & development...........................    5,700
                                                              -------
      Total assets acquired:................................  $12,086
                                                              =======

    The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying 1998 consolidated statement of operations. The amount allocated to in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects were to require substantial development and testing prior to reaching technological feasibility. However, there could be no assurance that these projects would reach technological feasibility or develop into products that would be sold profitably by the Company. The technology acquired in the acquisition of ICentral has required, and will continue to require, substantial additional development by the Company. The capitalized intangible assets are being amortized over five to seven years. The Company recorded approximately $1,260 and $840 of amortization expense relating to these intangible assets during 1999 and 1998, respectively.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) ACQUISITIONS (CONTINUED)

    (C) WAYPOINT SOFTWARE CORPORATION

    On February 12, 1997, the Company acquired all of the outstanding shares of capital stock of Waypoint Software Corporation (Waypoint), a software development company specializing in the business-to-business industrial catalog segment of the Internet. As payment of the purchase price, the Company issued an aggregate of approximately 739,000 shares of its common stock to the stockholders of Waypoint and issued options to acquire approximately 6,000 shares of the Company's common stock at $0.456 per share to Waypoint option holders. The value of the shares of, and the options to acquire, the Company's common stock issued in connection with the acquisition was approximately $11,000 based on a weighted average market price, as defined, of the Company's freely tradable shares. The shares issued were subject to certain selling restrictions and, as a result, were not freely tradable. Therefore, for purposes of calculating aggregate consideration paid, the value of the shares issued was recorded at a discounted value. In addition, in connection with this acquisition, the Company has entered into employment agreements with certain of the principals of Waypoint under which the Company has agreed to pay bonuses in an aggregate amount of $1,200 over two years depending on certain future events, as defined. The total bonus amounts were paid as of February 1999. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Waypoint subsequent to February 12, 1997, are included in the Company's consolidated statements of operations.

    The aggregate purchase price of $9,922 consisted of the following:

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Common stock................................................   $9,548
Assumed liabilities.........................................      156
Acquisition costs...........................................      218
                                                               ------
      Total purchase price:.................................   $9,922
                                                               ======

    The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has been allocated as follows:

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Cash........................................................   $  590
Property, plant and equipment...............................       76
Other assets................................................        6
In-process research and development.........................    9,250
                                                               ------
      Total assets acquired:................................   $9,922
                                                               ======

    The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying 1997 consolidated statement of operations. The amount allocated to in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) ACQUISITIONS (CONTINUED)
projects were to require substantial development and testing prior to the reaching of technological feasibility. However, there could be no assurance that these projects would reach technological feasibility or develop into products that might be sold profitably by the Company. The technology acquired in the acquisition of Waypoint has required substantial additional development by the Company which resulted in the first release of the LiveCommerce catalog in October 1998.

    (D) FOLIO CORPORATION

    Pursuant to a Stock Purchase Agreement dated as of February 20, 1997 (the "Stock Purchase Agreement"), the Company acquired all of the outstanding shares of capital stock of Folio Corporation (Folio), a leading supplier of software for managing business-critical information from Reed Elsevier. As payment of the purchase price, the Company (i) issued 897,866 shares of common stock of the Company, (ii) made a cash payment of $10,000, (iii) agreed to issue 897,866 shares of common stock of the Company in January 1998 and (iv) issued a promissory note of the Company in the original principal amount of $10,000 payable in either cash or a combination of cash and common stock of the Company. (See Note 6(b)) The value of the shares of common stock of the Company issued or reserved for issuance was approximately $25,000, based on a weighted average market price, as defined, of the Company's freely tradable shares. The shares of common stock issued in March 1997 and in January 1998 were not freely tradable due to selling restrictions. Therefore, for purposes of calculating the aggregate consideration paid, the value of such shares was recorded at a discounted value at the time of issuance. The Stock Purchase Agreement provided for a purchase price adjustment based on the change in the net assets of Folio from the estimated value at December 31, 1996, through the date of closing. As a result of this adjustment, the former stockholder of Folio forfeited 270,116 shares of common stock of the Company to be issued in the transaction. Additional paid-in capital in the accompanying consolidated statements of stockholders' equity included the value of the shares to be issued in January 1998, net of the forfeited shares. The Company repaid $5,000 of the note payable issued to Reed Elsevier in 1997 in connection with the Folio acquisition with a $1,818 cash payment and $3,182 of common stock. The Company repaid the remaining $5,000 note payable in cash in March 1999. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Folio subsequent to March 7, 1997, are included in the Company's consolidated statements of operations. For tax purposes, this transaction will be treated as a deemed asset purchase in accordance with the Internal Revenue Code Section 338(h)(10).

    The aggregate purchase price of $45,512 consisted of the following:

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Common stock................................................  $18,430
Cash paid...................................................   10,000
Note payable................................................   10,000
Assumed liabilities.........................................    5,682
Acquisition costs...........................................    1,400
                                                              -------
      Total purchase price..................................  $45,512
                                                              =======

    The purchase price was allocated based upon the fair value of the tangible assets acquired. These allocations present the fair values determined by an independent appraisal. The appraisal incorporated

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) ACQUISITIONS (CONTINUED)
proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price was allocated as follows:

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Current assets..............................................  $ 4,729
Property, plant and equipment...............................    6,605
Other assets................................................       41
In-process research and development.........................   25,000
Other acquired intangible assets............................    9,137
                                                              -------
      Total purchase price..................................  $45,512
                                                              =======

    The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying 1997 consolidated statement of operations. The amount allocated to in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects were to require substantial development and testing prior to reaching technological feasibility. However, there could be no assurance that these projects would reach technological feasibility or develop into products that would be sold profitably by the Company. The technology acquired in the acquisition of Folio required substantial additional development by the Company. The capitalized intangible assets are being amortized over five to seven years. The Company recorded approximately $1,710, $1,620 and $1,351 of amortization expense relating to these intangible assets during 1999, 1998 and 1997, respectively. In 1999, the Company entered into an exclusive worldwide marketing and distribution agreement with NextPage for the Folio publishing products (see note 11).

    (E) MISSION CRITICAL TECHNOLOGIES

    On October 20, 1997, FutureTense acquired all the outstanding shares of Mission Critical Technologies ("MCT"). MCT was engaged in the design, development and distribution of software primarily to the publishing industry. As payment of the purchase price, FutureTense (i) issued an aggregate of 128,748 shares of FutureTense's Series B redeemable convertible preferred stock valued at $937 (ii) non-interest bearing note in the amount of $439. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of MCT subsequent to October 20, 1997, are included in the Open Market's consolidated statements of operations. The aggregate purchase price of $2,556 consisted of the following:

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Series C redeemable convertible preferred stock.............   $  937
Note payable................................................      439
Assumed liabilities.........................................    1,180
                                                               ------
      Total purchase price..................................   $2,556
                                                               ======

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) ACQUISITIONS (CONTINUED)
    The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has been allocated as follows:

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Cash........................................................   $   51
Current assets..............................................      261
Property plant and equipment................................      235
Purchased software..........................................      233
In-process research & development...........................      428
Other acquired intangible assets............................    1,348
                                                               ------
      Total assets acquired.................................   $2,556
                                                               ======

    The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying 1997 consolidated statement of operations. The amount allocated to in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. The technology acquired in the acquisition of MCT required substantial additional development by the Company. These projects were to require substantial development and testing prior to reaching technological feasibility. However, there could be no assurance that these projects would reach technological feasibility or develop into products that would be sold profitably by the Company. The intangible assets are being amortized over the estimated useful life of three years. The Company recorded approximately $991, $527 and $62 of amortization expense relating to these intangible assets during 1999, 1998 and 1997, respectively.

(5) INTANGIBLE ASSETS

    Intangible assets consist principally of goodwill and the value of acquired technology. These intangibles were obtained from our acquisition of Folio, ICentral and Mission Critical Technologies. The Company amortizes these intangibles over their estimated useful lives as follows:

                                                                 DECEMBER 31,
                                                ESTIMATED     -------------------
ACQUISITION                                    USEFUL LIFE      1999       1998
-----------                                    ------------   --------   --------
Folio........................................  5 to 7 years   $ 9,137    $  9,137
ICentral.....................................  5 to 7 years     6,300       6,300
Mission Critical Technologies................       3 years     1,581       1,581
                                                              -------    --------
  Total intangible assets                                      17,018      17,018
  Less: Accumulated amortization                               (8,361)     (4,400)
                                                              -------    --------
    Net intangible assets                                     $ 8,657    $ 12,618
                                                              =======    ========

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6) LONG-TERM OBLIGATIONS

    (A) LINE-OF-CREDIT ARRANGEMENT

    The Company has an unsecured credit facility arrangement with a bank, which provides up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate (8.5% at December 31, 1999). The Company is required to comply with certain restrictive covenants under this agreement and the line is collateralized by the Company's accounts receivable. The Company was in compliance with all such covenants at December 31, 1999. The outstanding balance was $10,350 under this facility as of December 31, 1999. This line of credit expires September 20, 2000 and is subject to annual renewal.

    (B) NOTES PAYABLE

    In April 1996, May 1997 and September 1998, the Company entered into agreements with a bank to borrow up to $250, $250 and $400, respectively, for equipment purchases. The agreements expired in April 1997, May 1997 and June 1999, respectively, at which time all amounts outstanding were converted into three-year term loans. Outstanding amounts bore interest at the prime rate plus 1.5%, 1.5% and 1.25%, respectively. The total principal amounts outstanding were $0 and $460 at December 31, 1999 and 1998, respectively. In connection with these notes payable, the Company issued a warrant to purchase 1,317 shares of common stock at $3.80 per share.

    In connection with the acquisition of Folio, (See Note 4(d)) the Company issued an 8%, $10,000 promissory note payable to Reed Elsevier. The note was payable in either cash or shares of common stock of the Company. During 1998, the Company made a $5,000 payment on the note comprised of cash of $1,818 and 220,701 shares of common stock valued at $3,182. The balance of the note payable was paid in cash in March 1999.

    (C) MORTGAGE

    In July 1998, the Company entered into a $2,800 mortgage of its Provo, Utah, building which bears interest at the fixed rate of 8.5%. The mortgage principal payments are based upon a 20-year term with a balloon payment of $2,468 due on June 19, 2003.

    (D) OBLIGATIONS UNDER LICENSE AGREEMENT

    During 1994, the Company entered into a license agreement with a university to utilize certain patented computer software. The Company expensed the present value of the future commitments under contract, $217, as a component of research and development expense during 1994. The balance of the obligation was $47 and $90 at December 31, 1999 and 1998, respectively. The final installment is scheduled to be repaid in 2000.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6) LONG-TERM OBLIGATIONS (CONTINUED)
    The combined future maturities of the mortgage and the license agreement as of December 31, 1999 are outlined in the following table:

YEAR ENDING DECEMBER 31,                                       AMOUNT
------------------------                                      --------
2000........................................................   $  108
2001........................................................       68
2002........................................................       74
2003........................................................    2,515
                                                               ------
                                                                2,765
Less Current Portion........................................      108
                                                               ------
Total long-term obligations.................................   $2,657
                                                               ======

(7) INCOME TAXES

    The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

    The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of foreign income and withholding taxes.

    At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $119,000, which expire through 2006 - 2019. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholders over a three-year period. The Company believes it has experienced a change in ownership in excess of 50%. The Company does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards.

    The components of the Company's deferred tax asset are as follows:

                                                            1999       1998
                                                          --------   --------
Net operating loss carryforwards........................  $ 47,463   $ 43,800
Amortization of intangible assets.......................     9,563      9,859
Tax credit carryforwards................................     2,894      1,639
Temporary differences...................................     1,200      2,057
                                                          --------   --------
Total deferred tax assets...............................    61,120     57,355
Less--valuation allowance...............................   (61,120)   (57,355)
                                                          --------   --------
Net deferred tax assets.................................  $     --   $     --
                                                          ========   ========

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(7) INCOME TAXES (CONTINUED)
    It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's operating history, the volatility of the market in which it competes, the operating losses incurred to date, and believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 1999 and 1998.

(8) REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    (A) PREFERRED STOCK

    In April 1996, the Company's Board of Directors authorized the issuance of up to 2,000,000 shares of $.10 par value preferred stock. At December 31, 1999, no shares are issued and outstanding.

    In connection with the merger with FutureTense, which was accounted for as a pooling of interest, all outstanding shares of FutureTense preferred stock were exchanged for the Company's common stock. The shares of Series A, B, C and D Preferred Stock issued were as follows:

                                                                                               SHARES
                                                                                               OF OPEN
                                                                                               MARKET
   DESCRIPTION OF                                        NUMBER OF   PRICE PER     GROSS       COMMON
   PREFERRED STOCK                  DATE                  SHARES       SHARE      PROCEEDS      STOCK
   ---------------     -------------------------------   ---------   ---------   ----------   ---------
Series A                        February 1996              380,651     $3.15     $1,199,050     730,850
Series B                 July 1996 and October 1997        754,178      7.28      5,486,645   1,448,022
Series C                 February 1998 and June 1998       711,842      7.29      5,189,328   1,366,737
Series D               December 1998 and February 1999   5,436,837      1.48      8,049,782   2,087,745

    The Series A, B, C and D Preferred Stock had the following rights, preferences and privileges. The Series A, B, C and D Preferred shareholders had liquidation preference over common stock in the event of a liquidation, dissolution or winding up of the Company. The Series A, B, C and D Preferred shareholders were entitled to receive dividends at the defined dividend rate, when and if declared by the Board of Directors. The Company was required to redeem the Series A, B, C and D Preferred Stock for the redemption price plus any declared but unpaid dividends beginning February 10, 2002. At the option of the holder, the Company was required to convert the preferred stock into common stock based upon the conversion ratio, as defined. The preferred shareholders were entitled to vote with the common stockholders on an as converted basis. The Series A, B, C and D Preferred shareholders also had the right of first refusal to purchase any new securities offered by the Company, as defined. These rights, preferences and privileges terminated upon the consummation of the merger between the Company and FutureTense.

    (B) COMMON STOCK RESERVED

    Common stock reserved for issuance at December 31, 1999 consisted of the following:

Stock Incentive Plan....................................  14,986,000
Warrants................................................     336,045
                                                          ----------
                                                          15,322,045
                                                          ==========

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(8) REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)
    (C) PRIVATE PLACEMENTS

    In June 1998, Intel Corporation made an investment in the Company, purchasing 335,852 unregistered shares of the Company's common stock for an aggregate purchase price of $5,000. The Company's content management product line (IPS) currently supports the Intel environment and the Company will continue to migrate appropriate commerce features from Transact to this environment running on top of IPS. The Intel support will include the Itanium (IA-64) processor.

    In July 1998, CMG Information Services, Inc., an investor and developer of Internet companies ("CMG") and Capital Ventures International, a fund managed by Heights Capital Management ("CVI"), made a $20,000 equity investment in the Company. Pursuant to the terms of the agreements, the Company issued an aggregate of 1,545,893 shares of common stock of the Company to CMG and CVI at a price of $12.94 per share. In addition, the Company issued to CMG and CVI warrants to purchase 334,728 shares of common stock at a price of $16.43 per share which expire on July 30, 2003. The Company filed a registration statement on Form S-3, covering all such shares of common stock, which was declared effective by the Securities and Exchange Commission on August 13, 1998.

    (D) STOCKHOLDERS' RIGHTS

    In January 1998, the Company's Board of Directors adopted a Shareholder Protection Rights Plan declaring a dividend of one right for each share of the Company's common stock outstanding at the close of business on February 12, 1998. The rights entitle the Company's shareholders to purchase one one-thousandth of a share of a series of junior participating preferred stock of the Company at an exercise price of $65.00 per share. The rights become exercisable in the event that another party acquires or announces its intention to acquire beneficial ownership of 18% or more of the Company's common stock. Such percentage may, at the Board's discretion, be lowered, although in no event may it be lower than 10%. In the event of such an acquisition or similar event, each right, except those owned by the acquirer, will enable the holder of the right to purchase that number of common shares of the Company which equals the exercise price of the right divided by one-half of the market price of the common stock. In addition, if the Company is involved in a merger or other transaction with another party in which it is not the surviving corporation, or it sells or transfers 50% or more of its assets or earning power to another party, each right will entitle its holder to purchase that number of shares of common stock of the other party which equals the exercise price of the right divided by one-half of the market price of such common stock. The rights expire ten years from the date of the grant.

    (E) COMMON STOCK

    At December 31, 1999, the Company had outstanding 1,703,998 shares of common stock which are subject to restriction agreements (the "Restriction Agreements") under the 1996 Incentive Plan. Pursuant to the Restriction Agreements, the Company has the right to repurchase any unvested shares of common stock in the event of termination of employment with cause, as defined, or due to stockholder's voluntary resignation with the Company at 25% of the then-current fair market value of the common stock. Shares subject to the Restriction Agreements vest quarterly over a five year period commencing December 1995, subject to certain acceleration provisions. In connection with the consummation of the merger of

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(8) REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED) FutureTense the restrictions on these shares were accelerated and then converted into shares of the Company's common stock.

    During 1996, FutureTense issued 1,057,786 shares of restricted common stock to certain employees and consultants. The estimated value of these shares totaled $110 and was recorded as deferred compensation and is being amortized as compensation expense over the vesting period of the restricted common stock.

    In 1997, as a result of the resignation of one of the founding stockholders of FutureTense who was a party to a Restriction Agreement, FutureTense repurchased 268,800 shares of unvested common stock for $20. A compensation charge of $19 was recorded for the difference between the original cost and the repurchase price.

    In July 1998, 7,918 shares of unvested restricted stock, granted to a consultant in 1996, were cancelled. The deferred compensation associated with the grant was not significant at the date of cancellation.

    (F) STOCK OPTION PLANS

    During 1994, the Company's Board of Directors adopted the 1994 Stock Incentive Plan (the 1994 Incentive Plan). Under the Incentive Plan, as amended, the Company has reserved and may issue up to 19,201,000 shares of common stock or options to purchase common stock. As of December 31, 1999, there were 2,158,000 shares available for issuance under the 1994 Incentive Plan.

    In September 1996, FutureTense's Board of Directors adopted the 1996 FutureTense Plan (the 1996 Incentive Plan) under which 1,125,000 shares of common stock are reserved for issuance to employees, officers, directors and consultants upon the exercise of options granted under the Plan. As of December 31, 1999, there were 20,000 shares available for issuance under the 1996 Incentive Plan.

    In August 1999, the Company's Board of Directors adopted the the 1999 Stock Incentive Plan (the 1999 Incentive Plan). Under the Incentive Plan, the Company has reserved and may issue up to 4,000,000 shares of common stock or options to purchase common stock. As of December 31, 1999, there were 4,000,000 shares available for issuance under the 1999 Incentive Plan.

    Under the terms of the above mentioned Incentive Plans, the Board of Directors may grant incentive stock options or non-qualified stock options to purchase shares of the Company's common stock. The purchase price and vesting schedule applicable to each option grant are determined by the Board of Directors. Generally, options vest over a four-year period and expire 10 years from the date of grant.

    In 1996, the Company's Board of Directors approved the 1996 Director Option Plan (the Director Plan) whereby the Company has reserved and may issue up to 200,000 shares of common stock. Under the terms of the Director Plan, each newly elected director will be granted an option to purchase 20,000 shares of common stock. In addition, commencing with the 1998 annual meeting of the stockholders and for every annual meeting of stockholders thereafter, each director who is not a founder or employee of the Company will be granted an option to purchase 6,000 shares of common stock. Generally, these options vest over a four-year period and expire 10 years from the date of grant. The vesting of these options will accelerate upon a change of control, as defined. At December 31, 1999, there were 84,400 options available for grant under this plan.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(8) REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED) The Company recorded deferred compensation when stock options were granted to employees at an exercise price per share that is less than the fair market value on the date of the grant. Deferred compensation was recorded in an amount equal to the excess of the fair market value per share over the exercise price multiplied by the number of shares purchasable under the option. The Company recorded $399, $41 and $138 of deferred compensation expense in 1999, 1998 and 1997, respectively, which represented the difference betweeen the fair market value of the common stock on the date of grant, for accounting purposes, and the exercise price.

    In November 1998, the Compensation Committee of the Board of Directors authorized a Stock Option Exchange Program (the Program). Under the terms of the program all current employees, excluding certain officers subject to Regulation 16 had the option to request that the Company cancel their existing options and replace them with a new option. Options for a total of 2,258,153 shares were surrendered under the program by employees and exchanged for new options at the new option exercise price and vesting schedule. The new exercise price was equal to the fair market value of the Company's common stock on November 13, 1998, or $7.875. The repriced shares were subject to certain selling restrictions though 1999. These repriced options are reflected as grants and cancellations in the 1998 stock option activity below.

    The following is a summary of the stock option activity for all plans:

                                                  1999                    1998                    1997
                                          ---------------------   ---------------------   --------------------
                                                       WEIGHTED                WEIGHTED               WEIGHTED
                                                       AVERAGE                 AVERAGE                AVERAGE
                                                        PRICE                   PRICE                  PRICE
                                          NUMBER OF      PER      NUMBER OF      PER      NUMBER OF     PER
                                            SHARES      SHARE       SHARES      SHARE      SHARES      SHARE
                                          ----------   --------   ----------   --------   ---------   --------
Outstanding at beginning of year........   6,622,000    $ 5.47     6,741,000    $ 5.94    5,137,000    $3.29
  Granted...............................   5,022,000     13.31     5,129,000     11.22    3,083,000     9.88
  Exercised.............................  (1,323,000)     4.66      (977,000)     3.53     (710,000)    0.50
  Canceled..............................  (2,062,000)     9.77    (4,271,000)    10.98     (769,000)    8.97
                                          ----------    ------    ----------    ------    ---------    -----
Outstanding at end of year..............   8,259,000    $ 9.29     6,622,000    $ 5.47    6,741,000    $5.94
Options available for grant at end of
  year..................................   6,262,000               5,198,000              1,602,000
Options exercisable.....................   2,963,000               2,239,000              2,194,000
Weighted-average fair value of options
  granted during the year...............  $    13.31              $    11.22              $    9.88
                                          ==========              ==========              =========

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(8) REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

                                                    OPTIONS OUTSTANDING             OPTIONS EXERCISEABLE
                                           -------------------------------------   -----------------------
                                                          WEIGHTED     WEIGHTED                  WEIGHTED
                                                           AVERAGE      AVERAGE                   AVERAGE
                                                          REMAINING    EXERCISE                  EXERCISE
                                             NUMBER      CONTRACTUAL     PRICE       NUMBER        PRICE
                                           OUTSTANDING      LIFE       PER SHARE   EXERCISABLE   PER SHARE
                                           -----------   -----------   ---------   -----------   ---------
$ 0.17-- 0.17............................      15,000        5.15       $ 0.17         15,000     $ 0.17
$ 0.25-- 0.25............................   1,061,000        5.85         0.25      1,061,000       0.25
$ 0.52-- 0.52............................   1,008,000        8.14         0.52        763,000       0.52
$ 1.50-- 7.50............................     174,000        7.98         6.11         64,000       5.35
$ 7.81-- 7.88............................   1,371,000        7.83         7.88        605,000       7.87
$ 9.38--11.25............................     466,000        7.14        10.56        312,000      10.46
$11.50--11.50............................     939,000        9.18        11.50             --         --
$11.71--12.88............................   1,020,000        9.24        12.25         65,000      12.03
$12.94--13.01............................     116,000        9.59        12.96         28,000      13.00
$13.13--44.00............................   2,089,000        9.71        16.45         50,000      13.46
                                            ---------                               ---------     ------
                                            8,259,000                   $ 9.29      2,963,000     $ 3.66

    (G) THE 1996 EMPLOYEE STOCK PURCHASE PLAN

    In April 1996, the Company's Board of Directors approved the 1996 Employee Stock Purchase Plan (the Purchase Plan) whereby, the Company has reserved and may issue up to an aggregate of 750,000 shares of its common stock for issuance in accordance with the Purchase Plan. Under the terms of the Purchase Plan, employees who meet certain eligibility requirements may purchase shares of the Company's common stock at 85% of the closing price of the common stock on the first or last day of each six-month offering period, whichever is lower. In 1999, 1998 and 1997 the Company issued 93,000, 132,000 and 59,000 shares, respectively for gross proceeds of approximately $1,125, $1,147 and $658, respectively. At December 31, 1999, there were 466,000 shares available for issuance under the purchase plan.

    (H) PRO FORMA DISCLOSURE OF STOCK-BASED COMPENSATION

    SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to nonemployees in the consolidated statement of operations. The Company has computed the pro forma disclosures required under SFAS

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(8) REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED) No. 123 for stock options granted in 1999, 1998 and 1997 using the Black-Scholes option pricing model. The weighted average assumptions used for 1999, 1998 and 1997 are as follows:

                                                      1999       1998       1997
                                                    --------   --------   --------
Risk-free interest rate...........................    5.96%      4.91%      6.88%
Expected dividend yield...........................       --         --         --
Expected life.....................................  6 years    6 years    7 years
Expected volatility...............................     103%       108%        70%

    The total value of the options granted to employees and stock issued under the employee stock purchase plan during 1999, 1998 and 1997 was computed as approximately $49,664, $32,320 and $16,962, respectively. Of these amounts approximately $17,114, $7,870 and $8,924 would be charged to operations for the years ended December 31, 1999, 1998 and 1997, respectively. The remaining amount, approximately $36,594, would be amortized over the remaining vesting periods. The pro forma effect of these option grants for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                   1999       1998       1997
                                                 --------   --------   --------
Net loss, as reported..........................  $(19,780)  $(36,970)  $(62,460)
                                                 ========   ========   ========
Net loss, pro forma............................  $(36,894)  $(44,840)  $(71,384)
                                                 ========   ========   ========
Net loss per share--basic and diluted
As reported....................................  $  (0.46)  $  (0.98)  $  (1.87)
                                                 ========   ========   ========
Pro forma......................................  $  (0.86)  $  (1.19)  $  (2.14)
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

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9) COMMITMENTS

    (A) FACILITIES

    The Company leases its facilities and certain equipment under operating leases that expire through February 2010. The future minimum lease commitments at December 31, 1999, net of sublease income, were as follows:

YEAR ENDING DECEMBER 31,                                      COMMITMENTS
------------------------                                      -----------
2000........................................................    $ 3,438
2001........................................................      3,590
2002........................................................      3,443
2003........................................................      3,225
2004........................................................      3,123
Thereafter..................................................     16,786
                                                                -------
                                                                $33,605
                                                                =======

    Rent expense included in the accompanying consolidated statements of operations was approximately $2,585, $3,171 and $2,775 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company subleased a portion of its Burlington office space and its Cambridge facility during 1999.

    (B) SALE OF ACCOUNTS RECEIVABLE

    In 1998, the Company had a non-recourse factoring agreement under which it could factor up to $8,000 of qualified accounts receivable, as defined. The Company sold approximately $3,000 of accounts receivable during the second quarter of 1998. There was $1,750 of accounts receivable outstanding under the factoring agreement at December 31, 1998, which was collected in the first quarter of 1999. The Company recorded these transactions as a sale of financial assets in accordance with SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, as it surrendered control over these receivables upon transfer.

(10) RELATED PARTY TRANSACTIONS

    The Company has entered into agreements with certain stockholders that provide for product and service revenues. The Company believes that the terms of these transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company recognized product and service revenues from related parties of approximately $259, $208 and $6,129, during the years ended December 31, 1999, 1998 and 1997, respectively. The Company had related party accounts receivable of approximately $71 and $5, and related party deferred revenue of approximately $41 and $196 included in the accompanying consolidated balance sheets as of December 31, 1999 and 1998, respectively, from certain stockholders.

(11) EXCLUSIVE DISTRIBUTION AGREEMENT

    On June 9, 1999, the Company announced the formation of a strategic partnership with NextPage LLC. Under the terms of the agreement, as amended on September 30, 1999, in exchange for a three year exclusive worldwide marketing and distribution right for the Folio publishing products,

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(11) EXCLUSIVE DISTRIBUTION AGREEMENT (CONTINUED)
NextPage will pay the Company a minimum of $14,000 in guaranteed royalties, during this period commencing July 1, 1999. The Company is recognizing these royalties ratably over the three year period. At the end of the three-year period NextPage has an option to obtain all rights, title and interests to the Folio products for a purchase price equal to such products' estimated fair-market value. In addition, the Company received $3,000 in software license fees from NextPage in exchange for NextPage's non-exclusive, worldwide rights to market and distribute the Company's commerce software products to the commercial publishing industry. In connection with this distribution agreement, the Company recorded $5,441 in commerce and other product revenues during 1999.

(12) EMPLOYEE BENEFIT PLAN

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

(13) ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Payroll and related expenses..............................  $ 6,002    $ 5,822
Professional and consulting fees..........................      552      1,702
All other.................................................    7,219      6,643
                                                            -------    -------
                                                            $13,773    $14,167
                                                            =======    =======

(14) DEFERRED REVENUES

    Deferred revenues consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Future product deliverables.................................   $  149     $  291
Prepaid service revenues....................................    6,153      5,181
                                                               ------     ------
                                                               $6,302     $5,472
                                                               ======     ======

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10 through 13 are incorporated by reference to our Definitive Proxy Statement for our 2000 Annual Meeting of Stockholders scheduled for May 16, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

       (1) Financial Statements

           Report of Independent Accountants

           Consolidated Balance Sheet as of December 31, 1999 and 1998

           Consolidated Statement of Operations for the years ended December 31, 1999, 1998 and 1997

           Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

           Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

       (2) Financial Statement Schedules

           Schedule II--Valuation and Qualifying Accounts

           Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

    (b) During the fouth quarter of 1999, the Company filed the following report on Form 8-K:

           Reports on Form 8-K filed during the fourth quarter of 1999

           Current report on Form 8-K filed with Securities and Exchange Commission on November 1, 1999

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       OPEN MARKET, INC.

                                                       By:                /s/ RON MATROS
                                                            -----------------------------------------
                                                                            Ron Matros
                                                                PRESIDENT, CHIEF EXECUTIVE OFFICER

Date: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on the dates indicated.

                /s/ RONALD J. MATROS                                   March 30, 2000
     -------------------------------------------
                  Ronald J. Matros
         President, Chief Executive Officer
     and Director (Principal Executive Officer)

                  /s/ BETTY SAVAGE                                     March 30, 2000
     -------------------------------------------
                    Betty Savage
              Vice President and Chief
   Financial Officer (Principal Financial Officer)

                /s/ ANNMARIE RUSSELL                                   March 30, 2000
     -------------------------------------------
                  Annmarie Russell
               Vice President, Finance
             (Chief Accounting Officer)

                  /s/ GULREZ ARSHAD                                    March 30, 2000
     -------------------------------------------
                    Gulrez Arshad
                      Director

               /s/ THOMAS H. BRUGGERE                                  March 30, 2000
     -------------------------------------------
                 Thomas H. Bruggere
                      Director

                  /s/ SHIKHAR GHOSH                                    March 30, 2000
     -------------------------------------------
                    Shikhar Ghosh
                      Director

                 /s/ HARLAND LAVIGNE                                   March 30, 2000
     -------------------------------------------
                   Harland LaVigne
                      Director

                   /s/ PAUL SAGAN                                      March 30, 2000
     -------------------------------------------
                     Paul Sagan
                      Director

                /s/ WILLIAM S. KAISER                                  March 30, 2000
     -------------------------------------------
                  William S. Kaiser
                      Director

                 /s/ EUGENE F. QUINN                                   March 30, 2000
     -------------------------------------------
                   Eugene F. Quinn
                      Director

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Open Market, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the financial statements of Open Market, Inc. and subsidiaries included in this 10-K and have issued our report thereon dated January 28, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
January 28, 2000

                                                                     SCHEDULE II

                               OPEN MARKET, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                        ADDITIONS
                                            BALANCE AT    ADDITIONS     CHARGED TO                 BALANCE AT
                                            BEGINNING       DUE TO      COSTS AND      AMOUNTS       END OF
                                            OF PERIOD    ACQUISITIONS    EXPENSES    WRITTEN OFF     PERIOD
                                            ----------   ------------   ----------   -----------   ----------
ACCOUNTS RECEIVABLE ALLOWANCES
Year Ended December 31, 1999..............    $2,937            --         1,911         718         $4,130
                                              ======        ======        ======        ====         ======
Year Ended December 31, 1998..............    $1,581            --         1,867         512         $2,936
                                              ======        ======        ======        ====         ======
Year Ended December 31, 1997..............    $  301           530         1,483         733         $1,581
                                              ======        ======        ======        ====         ======

                                           BALANCE AT                                       BALANCE AT
                                           BEGINNING                                          END OF
                                           OF PERIOD    ADDITIONS   DEDUCTIONS    OTHER       PERIOD
                                           ----------   ---------   ----------   --------   ----------
RESTRUCTURING CHARGES
Year Ended December 31, 1999.............    $1,088          --        1,088         --       $   --
                                             ======      ======       ======       ====       ======
Year Ended December 31, 1998.............    $   --       2,042          954         --       $1,088
                                             ======      ======       ======       ====       ======

                                           BALANCE AT                                       BALANCE AT
                                           BEGINNING                                          END OF
                                           OF PERIOD    ADDITIONS   DEDUCTIONS    OTHER       PERIOD
                                           ----------   ---------   ----------   --------   ----------
NON-RECURRING CHARGES
Year Ended December 31, 1999.............    $   --         389           --         --       $  389
                                             ======      ======       ======       ====       ======

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
         2.1            Agreement and Plan of Merger, dated July 14, 1999 by and
                        among the Registrant, OM/SA Acquisition Corporation and
                        FutureTense, Inc. (1)

         2.2            Form of Escrow Agreement entered into by and among the
                        Registrant, Jarrett Collins, as representative of the
                        stockholders of FutureTense, Inc. and State Street Bank and
                        Trust Company (1)

         3.1            Amended and Restated Certificate of Incorporation of the
                        Registrant.(1)

         3.2            Amended and Restated By-laws of the Registrant.(2)

         4.1 Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.(2)

         4.2            Form of Rights Certificate.(3)

         4.3            Rights Agreement, dated as of January 26, 1998, between the
                        Registrant and BankBoston, N.A.(4)

         4.4            Amendment No. 1, dated as of February 17, 1999, to the
                        Rights Agreement, dated as of January 26, 1998, between the
                        Registrant and BankBoston N.A., as Rights Agent.(5)

        10.1            1994 Stock Incentive Plan, as amended.(2)#

        10.2            1996 Employee Stock Purchase Plan.(2)#

        10.3            1996 Director Option Plan.(2)#

        10.4            1999 Stock Incentive Plan.(1)#

        10.5            FutureTense, Inc. 1996 Stock Incentive Plan.#*

        10.6            Employment Agreement between the Registrant and Gary B.
                        Eichhorn, dated November 7, 1995.(2)#

        10.7            Amendment No. 1, dated as of April 15, 1998, to Employment
                        Agreement between the Registrant and Gary B. Eichhorn, dated
                        November 7, 1995.(6)#

        10.8            Invention and Non-Disclosure Agreement dated November 10,
                        1995, between the Registrant and Gary B. Eichhorn.(2)

        10.9            Lease between Wayside Realty Trust and Registrant dated
                        March 11, 1997.(7)

        10.10           Loan and Security Agreement between Silicon Valley Bank and
                        Registrant dated September 26, 1997.(8)

        10.11           Export-Import Bank Loan and Security Agreement between
                        Silicon Valley Bank and Registrant dated September 26,
                        1997.(8)

        10.12           Securities Purchase Agreement, dated as of July 30, 1998, by and between the Registrant and CMG Information Services,
                        Inc.(9)

        10.13           Securities Purchase Agreement dated as of July 30, 1998, by and between the Registrant and Capital Ventures
                        International.(9)

        10.14           Stock Purchase Warrant, dated July 30, 1998, by and between the Registrant and CMG Information Services, Inc.(9)

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
        10.15           Stock Purchase Warrant, dated July 30, 1998, by and between the Registrant and Capital Ventures International.(9)

        10.16           Registration Rights Agreement, dated as of July 30, 1998, by and between the Registrant and CMG Information Services,
                        Inc.(9)

        10.17           Registration Rights Agreement, dated as of July 30, 1998, by and between the Registrant and Capital Ventures
                        International.(9)

        10.18           Form of Executive Retention Agreement entered into by the
                        Registrant on one hand, and each of the following executive officers of the Registrant, Ron Matros, Betty Savage, Paul
                        Esdale, Carol Mitchell, B.C. Krishna, Gregory Pope and
                        Michael S. Messier, on the other hand.(7)

        10.19+          Master Software License and Distribution Agreement, dated
                        June 30, 1999 between NextPage L.C. and the Registrant.(10)

        10.20+          Amended Master Software License and Distribution Agreement,
                        dated September 30, 1999 between NextPage L.C. and the
                        Company.(11)

        10.21*          Form of Employment Agreement entered into by the Registrant on one hand, and the following executive officer of the
                        Registrant: Ronald J. Matros.

        10.22*          Form of Employment Agreement entered into by the Registrant on one hand, and the following executive officer of the
                        Registrant: B.C. Krishna.

        21.1 *          Subsidiaries of the Registrant.

        23.1 *          Consent of Arthur Andersen LLP.

        23.2 *          Consent of PricewaterhouseCoopers LLP.

        27.1 *          Financial Data Schedule.

------------------------

*   Filed herewith.

#  Denotes management contract or compensatory plan or arrangement.

^ Confidential treatment requested as to certain portions which have been omitted and filed separately with the Securities and Exchange Commission.

+ Confidential materials ommitted and filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (File No. 333-84801).

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended. (File No. 333-03340).

(3) Incorporated by reference to the Registrant's Form 8-A filed January 30,
    1998.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 30, 1998.

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 17, 1999.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------

(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 30, 1998.

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.