Form 10-Q
period 2000-03-31
OPEN MARKET INC
filed 2000-05-15
CIK 926019

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

      -----------------------------------------------------------------

                                    FORM 10-Q

      -----------------------------------------------------------------



(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     As of May 8, 2000, there were 46,269,252 shares of the Registrant's Common Stock outstanding.

                                OPEN MARKET, INC.

                                TABLE OF CONTENTS

                                                                                                             PAGE
PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements
        Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.............................       3
        Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999...........       4
        Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999...........       5
        Notes to Consolidated Financial Statements.........................................................       6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............      11
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.........................................      24


PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................................................      25
ITEM 2. Changes in Securities and Use of Proceeds..........................................................      25
ITEM 3. Defaults Upon Senior Securities....................................................................      25
ITEM 4. Submission of Matters to a Vote of Security Holders................................................      25
ITEM 5. Other Information..................................................................................      25
ITEM 6. Exhibits and Reports on Form 8-K...................................................................      25

SIGNATURES.................................................................................................      26

EXHIBIT INDEX..............................................................................................      27


                          PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                OPEN MARKET, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         MARCH 31,  DECEMBER 31,
                                                                                            2000        1999
                                                                                        --------------------------
                                                                                        (UNAUDITED)
                                                     ASSETS

Current Assets:


     Cash and cash equivalents........................................................    $  28,669     $ 19,258
     Marketable securities............................................................       10,169       13,033
     Accounts receivable, net of allowance for doubtful accounts of $2,831 and
      $2,870, respectively............................................................       27,479       27,609
     Prepaid expenses and other current assets........................................        4,250        4,264
                                                                                        --------------------------
               Total current assets...................................................       70,567       64,164
                                                                                        --------------------------
Property and equipment, at cost:
     Computers and office equipment...................................................       18,333       17,535
     Leasehold improvements...........................................................        5,580        5,527
     Land and building................................................................        4,200        4,200
     Furniture and fixtures...........................................................        2,534        2,304
                                                                                        --------------------------
               Total property and equipment...........................................       30,647       29,566
     Less: Accumulated depreciation and amortization..................................       17,139       16,043
                                                                                        --------------------------
               Net property and equipment.............................................       13,508       13,523
                                                                                        --------------------------
Long-term marketable securities.......................................................            -        1,487
Intangible assets, net................................................................        7,892        8,657
Other assets..........................................................................        1,372        1,372
                                                                                        -------------------------
                                                                                          $  93,339     $ 89,203
                                                                                        ==========================
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term obligations......................................    $      92    $     108
     Line of credit...................................................................       10,350       10,350
     Accounts payable.................................................................        3,844        5,657
     Accrued expenses.................................................................       14,112       13,773
     Deferred revenues................................................................       10,074        6,700
                                                                                       ---------------------------
               Total current liabilities..............................................       38,472       36,588
                                                                                       ---------------------------
Long-term obligations, net of current maturities......................................        2,657        2,657
Stockholders' Equity:
     Preferred stock, $.10 par value--
          Authorized--2,000 shares; Issued and outstanding - none.....................           --           --
     Common stock, $.001 par value--
          Authorized--100,000 shares; Issued and outstanding - 46,168
             and 44,098 shares at March 31, 2000 and December 31, 1999, respectively..           46           44
     Additional paid-in capital.......................................................      221,772      214,783
     Deferred compensation............................................................         (301)        (329)
     Accumulated deficit..............................................................     (169,307)    (164,540)
                                                                                       ---------------------------
               Total stockholders' equity.............................................       52,210       49,958
                                                                                       ---------------------------
                                                                                          $  93,339    $  89,203
                                                                                       ===========================

           The accompanying notes are an integral part of these consolidated financial statements.


                                OPEN MARKET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                        2000        1999
                                                                    -------------------------
Revenues:
     Product revenues..............................................   $ 15,355     $ 10,690
     Service revenues..............................................      9,468        5,904
                                                                    -------------------------
          Total revenues...........................................     24,823       16,594
                                                                    -------------------------
Cost of revenues:
     Product revenues..............................................      2,376          764
     Service revenues..............................................      7,714        4,151
                                                                    -------------------------
          Total cost of revenues...................................     10,090        4,915
                                                                    -------------------------
          Gross profit.............................................     14,733       11,679
                                                                    -------------------------
Operating expenses:
     Selling and marketing.........................................     10,477        8,497
     Research and development......................................      6,036        5,238
     General and administrative....................................      2,372        2,230
     Amortization of intangible assets.............................        765          852
                                                                    -------------------------
          Total operating expenses.................................     19,650       16,817
                                                                    -------------------------
          Loss from operations.....................................     (4,917)      (5,138)
                                                                    -------------------------
     Interest income...............................................        352          314
     Interest expense..............................................        (93)        (148)
     Other expense.................................................        (58)        (147)
                                                                    -------------------------
          Loss before provision for incomes taxes..................     (4,716)      (5,119)
                                                                    -------------------------
Provision for income taxes.........................................         52           42
                                                                    -------------------------
          Net loss.................................................   $ (4,768)    $ (5,161)
                                                                    =========================
Net loss per share-basic and diluted ..............................   $  (0.11)    $  (0.12)
                                                                    =========================
Weighted average common shares outstanding--basic and diluted.......    44,401       42,026
                                                                    =========================



  The accompanying notes are an integral part of these consolidated financial statements.

                                OPEN MARKET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                              2000         1999
                                                                                          --------------------------
Cash Flows from Operating Activities:
   Net loss...............................................................................   $  (4,768)     $(5,161)
   Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization........................................................       1,096        1,138
     Amortization of intangible assets....................................................         765          832
     Stock based compensation expense.....................................................          28           52
   Changes in assets and liabilities-
     Accounts receivable..................................................................         129        4,973
     Prepaid expenses and other current assets............................................          15         (269)
     Accounts payable.....................................................................      (1,814)        (480)
     Accrued expenses.....................................................................         339       (1,873)
     Deferred revenues....................................................................       3,375          519
                                                                                          --------------------------
     Net cash used in operating activities................................................        (835)        (269)
                                                                                          --------------------------
Cash Flows from Investing Activities:
     Purchases of property and equipment..................................................      (1,081)        (362)
     Maturities of marketable securities, net.............................................       4,352          904
     Decrease in other assets.............................................................           -           19
                                                                                          --------------------------
     Net cash provided by investing activities............................................       3,271          561
                                                                                          --------------------------
Cash Flows from Financing Activities:
     Payments on line of credit...........................................................           -         (650)
     Payments on note payable.............................................................           -       (5,000)
     Proceeds from issuance of redeemable convertible preferred stock, net of issuance
      costs...............................................................................           -        4,500
     Payments on long-term obligations....................................................         (15)         (68)
     Proceeds from employee stock purchase plan...........................................         567          650
     Proceeds from exercise of stock options..............................................       6,424          765
                                                                                          --------------------------
     Net cash provided by financing activities............................................       6,976          197
                                                                                          --------------------------
Net increase in cash and cash equivalents.................................................       9,412          489
                                                                                          --------------------------
Cash and cash equivalents, beginning of period............................................      19,258       21,735
                                                                                          --------------------------
Cash and cash equivalents, end of period..................................................   $  28,669      $22,224
                                                                                          ==========================
Supplemental disclosure of cash flow information:
Interest paid during the period...........................................................   $      49      $    44
                                                                                          ==========================
Taxes paid during the period..............................................................   $      88      $   556
                                                                                          ==========================

      The accompanying notes are an integral part of these consolidated financial statements.


                                OPEN MARKET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   BASIS OF PRESENTATION

     The consolidated financial statements of Open Market, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

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

   (B) REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position
(SOP) 97-2, SOFTWARE REVENUE RECOGNITION, as amended by SOP 98-4 and SOP 98-9. The Company generates revenue from two sources: license fees for the use of its products and service revenues for implementation, support, consulting and training related to our products.

     The Company executes separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional services arrangement. These contracts may be an element in a multiple element arrangement. Revenues under multiple element arrangements, which may include several different software products or services sold together, are allocated to each element based on the residual method in accordance with the Statement of Position 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS.

     The Company uses the residual method when fair value does not exist for one of the delivered elements in a multiple element arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence for the value of professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

     Revenues from software license agreements are recognized upon delivery of the software if there is persuasive evidence of an agreement, there are no significant post-delivery obligations, the payment is fixed or determinable and collection is probable. If an acceptance period is required, revenues are recognized upon customer acceptance. The Company enters into reseller arrangements for certain products that typically provide for sublicense fees payable to

                                OPEN MARKET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

the Company based on a percentage of the Company's list price. Royalty and sublicense revenues from the Company's reseller arrangements are recognized when earned, either on a per-unit basis as reported to the Company by its licensees, or, with regards to guaranteed minimums, upon shipment of the master copy of all software to which the guaranteed minimum sublicense fees relate, if there are no significant post-delivery obligations. Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Service revenue, which includes education, implementation and consulting services, is recognized in the period services are provided, there is evidence of an agreement, the revenues are fixed and determinable and collectibility is probable.

     Cost of product revenues consists of costs to distribute the product, including the cost of the media on which it is delivered and royalty payments to third-party vendors. Cost of service revenues consists primarily of consulting and support personnel salaries and related costs.

   (C) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities of less than three months at the time of acquisition. Marketable securities consist of investment grade commercial paper, corporate notes, and obligations of certain municipalities with original maturities of greater than three months. The average maturity of the Company's marketable securities was approximately 3 months at March 31, 2000 and 5 months at December 31, 1999.

   (D) TRANSLATION OF FOREIGN CURRENCIES

     The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at period-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average rate in effect during the period. Foreign currency translation and transaction gains or losses for the foreign subsidiaries are included in the accompanying consolidated statements of operations since the functional currency of these subsidiaries is the U.S. dollar. The Company had accounts receivable of $492 and $1,036 denominated in foreign currency as of March 31, 2000 and December 31, 1999, respectively.

   (E) NET LOSS PER SHARE

     The Company applies SFAS No. 128 EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share for the three months ended March 31, 2000 and December 31, 1999 is the same as basic net loss per share as the inclusion of potential common stock would be antidilutive. For the three months ended March 31, 2000 and 1999, 8,506,245 and 7,876,420, respectively, of anti-dilutive securities were not included in the calculation of basic and diluted net loss per share.

                                OPEN MARKET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

   (F) COMPREHENSIVE LOSS

     SFAS 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive loss on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive loss is the same as the reported net loss for all periods presented.

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

     The Company has three reportable segments (1) commerce management, including the licensing of Transact, Live Commerce and Shopsite products, (2) content management, including the licensing of Content Server formerly the Internet Publishing System, Content Centre, formerly Xcelerate and Personalization Centre and (3) other, which includes the publishing product suite and other discontinued software products. The commerce and content management segments are combined under the sub-heading e-Business for reporting purposes.

   During the three months ended March 31, 2000 and 1999 respectively, no customer accounted for more than 10% of the Company's revenues.


                                                                 THREE MONTHS ENDED
                                                               MARCH 31,     MARCH 31,
REVENUES                                                         2000          1999
                                                            -----------------------------
Commerce product revenues...................................        $ 6,561      $ 7,825
Content product revenues....................................          7,654          480
                                                            -----------------------------
     e-Business segment subtotal............................         14,215        8,305
                                                            -----------------------------
Other product revenues......................................          1,140        2,385
                                                            -----------------------------
          Total product revenues............................         15,355       10,690
                                                            -----------------------------

Commerce service revenues...................................          7,243        4,803
Content services revenues...................................          2,031          182
                                                            -----------------------------
     e-Business segment subtotal............................          9,274        4,985
                                                            -----------------------------
Other service revenues......................................            194          919
                                                            -----------------------------
          Total service revenues............................          9,468        5,904
                                                            -----------------------------
          Total revenues....................................        $24,823      $16,594
                                                            =============================


                                OPEN MARKET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Revenues from geographical sources in total and as a percentage of total revenues for the three months ended March 31, 2000 and 1999 respectively were as follows:

                                       THREE MONTHS ENDED ,
                          MARCH 31, 2000        MARCH 31, 1999
                      -----------------------------------------------
N. America...........       $15,518       63%     $10,196         61%
Europe...............         4,138       17%       2,679         16%
UK...................         2,131        9%       2,163         13%
Asia.................         1,323        5%         748          5%
Japan................           698        2%         303          2%
Other................         1,015        4%         505          3%
                      -----------------------------------------------
                            $24,823      100%     $16,595        100%
                      ===============================================



All of the Company's product sales are shipped from its facilities located in the United States. As of March 31, 2000 and December 31, 1999 all of the Company's assets relate to the e-Business segment, except for $9,304 and $10,173, respectively which are attributable to the other product revenue segment. Substantially, all of the Company's long lived assets are located in the United States.

      (h) New Accounting Standards

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

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

     (i) Reclassifications

   Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period's presentation.

3. SPECIAL CHARGES

     As a result of the acquisition of FutureTense during the fourth quarter of 1999 (See Note 4), the Company incurred one-time costs related to the merger of $4,328. These costs comprised of professional fees and other charges of $3,353 and costs to exit contractual obligation and asset impairments of $975. The total cash impact related to the transaction was $3,394 of which $3,057 was paid as of March 31, 2000. The remainder is expected to be paid out by the end of the year.

                                OPEN MARKET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4. ACQUISITIONS

   (A) FUTURETENSE INC.

     Effective October 15, 1999, the Company completed a merger with FutureTense, Inc. (FutureTense), a software internet content management and delivery company. The Company issued 7,346,210 shares of its common stock to the holders of outstanding FutureTense stock, and of this total, 734,621 shares were placed in escrow. Each FutureTense share was exchanged for .384 shares of the Company's common stock. In addition, the Company assumed FutureTense employee stock options and warrants that converted into options to acquire 1,124,628 shares of Company common stock. As of the date of the consumation of the merger the common stock issued by the Company and the converted options had an aggregate market value of $111,180. The merger has been accounted for as a pooling of interests and, accordingly, all prior period financial statements presented herein have been restated as if the merger took place at the beginning of such periods. In addition, in connection with this acquisition, the Company entered into employment agreements in 1999 with key employees from FutureTense.

     In accordance with Accounting Principles Board Opinion (APB) No. 16, the following information presents statement of operations data for the periods preceding the merger:


                                              NINE MONTHS                     YEARS ENDED
                                                 ENDED            --------------------------------------
                                           SEPTEMBER 30, 1999     DECEMBER 31, 1998    DECEMBER 31, 1997
                                           ------------------     -----------------    -----------------
Open Market
    Revenues...........................         $52,160                $ 62,145             $ 61,260
    Net Loss...........................          (6,251)                (30,472)             (58,006)
Future Tense
    Revenues...........................         $ 6,032                $  2,401             $    187
    Net Loss...........................          (5,374)                 (6,498)              (4,454)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING FINANCIAL DATA IS PRESENTED IN THOUSANDS.

OVERVIEW

   Open Market is a leading provider of e-business applications and software services that enable our customers to manage and deliver online content, engage in personalized online marketing and merchandizing campaigns and conduct commerce via a secure, reliable, flexible transaction processing and order management system. We believe that the combination of these three enabling capabilities creates a cost-efficient, rapidly deployable e-business solution that provides a more engaging, personalized user experience.

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

   We recognize revenues in accordance with Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION. We generate revenues from two sources: license fees for the right to use our products and service revenues for technical support, consulting and training related to our products. Our license fees account for the majority of our revenues. We recognize license fee revenues upon licensing and delivery of the software if there is persuasive evidence of an agreement, there are no significant post-delivery obligations the payment is fixed or determinable and collection is probable. If the license is subject to customer acceptance or significant post-delivery obligations, we defer the revenue recognition of the license fee until customer acceptance has occurred or the post-delivery obligations have been met. We execute separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional services arrangement. We have established sufficient vendor specific objective evidence for the value of professional services, training, and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized.

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

   Our service revenues derive from a wide variety of contracted services for technical support, consulting and training related to our products. We charge fees for maintenance and support based on a percentage, generally 20% to 25% of the corresponding license fee, and recognize these fees ratably over the life of the contract. Our maintenance agreements provide for product upgrades and enhancements and technical support in the form of telephone or on-site assistance. These agreements are renewable at the discretion of the customer. Accordingly, our maintenance and technical support revenues are typically a function of new product licenses and the annual renewal of maintenance agreements. We also generate revenues from professional services, which include implementation and technical consulting, and from education services, including on-site and online training services. We recognize revenues from professional and education services as such services are performed.

   We report our revenues according to three operating segments: commerce, content and other. Our commerce revenues include license fees and service revenues from our Transact and ShopSite products. Our content revenues include license fees and service revenues from our Content Server suite of integrated products. For reporting purposes, we refer to the total of product and service revenues for both commerce and content as e-business revenues. The other revenues relate, historically, to license fees and service revenues generated from the software publishing tools acquired from Folio and other products, certain of which have been discontinued. Subsequent to June 1999, other revenues relate primarily to the royalties received from NextPage in accordance with our strategic arrangement.

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

   Our customer base is diversified, with no single customer representing greater than 10% of our total revenues for the quarters ended March 31, 2000 and 1999.

RESULTS OF OPERATIONS
REVENUES

        ----------------------------------------------------------------
                                       Three months ended
                                          March 31,       % change
                                                            from
                                   --------------------
                                       2000     1999       Prior year
                                   --------------------
        Commerce revenues            13,804   12,628            9%
        Content revenues              9,686      662        1,363%
                                   -------------------------------------
              e-Business revenues    23,490   13,290           77%
                                   -------------------------------------
        Other revenues                1,333    3,305          (60%)
                                   --------------------
                   Total revenues    24,823   16,595           50%
        ----------------------------------------------------------------


   For the three months ended March 31, 2000, total revenues grew by $8,229, with product and services revenues increasing by $4,665 and $3,564, respectively, from the comparable prior year period.

PRODUCT REVENUES

        -------------------------------------------------------------------
                                          Three months ended
                                             March 31,        % change from
                                        --------------------
                                              2000    1999    Prior year
                                        -----------------------------------
            Commerce product revenue          6,561  7,825     (16%)
            Content product revenue           7,654    480     1,494%
                                        -----------------------------------
               e-Business product revenue    14,215  8,305      71%
                                        -----------------------------------
            Other product revenue             1,140  2,385     (52%)
                                        -----------------------------------
               Total product revenues        15,355 10,690      44%
        -------------------------------------------------------------------



   For the three months ended March 31, 2000, total product revenues increased $4,665, or 44%, as compared to the same period of the prior year. Our e-business product revenues increased $5,910, or 71%, primarily due to growth in the number of new content product licenses and follow-on sales to our installed base of customers. Commerce product revenue declined 16% primarily as a result of a lower amount of prepaid merchant licenses that are occasionally sold in conjunction with our Transact Commerce Service Provider software products. Other product revenue for the current period represents royalty revenue from the NextPage master distribution agreement for the Folio software products.

   Product revenues accounted for 62% and 64% of total revenues for the three months ended March 31, 2000 and 1999, respectively. We expect that product revenues will continue to account for the majority of total revenues for the foreseeable future.

SERVICE REVENUES

        ----------------------------------------------------------------
                                          Three months ended
                                              March 31,       % change from
                                        --------------------
                                               2000    1999    Prior year
                                        --------------------
            Commerce service revenue           7,243   4,803      51%
            Content service revenue            2,031     182   1,015%
                                        -------------------------------
               e-Business service revenue      9,274   4,985      86%
                                        -------------------------------
            Other service revenue                194     919     -79%
                                        -------------------------------
               Total service revenues          9,468   5,904      60%
        ---------------------------------------------------------------



   For the three months ended March 31, 2000, total e-business service revenues increased by $4,289, or 86%, as compared to the same period of the prior year, primarily as a result of increased demand for our consulting and technical service offerings from both new and existing customers. Commerce service revenues increased $2,440 due to an increase in completed commerce consulting projects, as well as growth in commerce maintenance and support revenues from both new and installed customers. Content service revenues increased significantly as a direct result of significant new product license business. Our content product line is relatively new to the marketplace, and we anticipate growth in content service revenues as the volume of our content product revenues increase. The decline in other services revenue of 79% was due to the elimination of service revenue related to the Folio publishing segment. We do not expect to derive any Folio service revenues during the term of the strategic arrangement with NextPage.

Service revenues accounted for 38% and 36% of total revenues for the three months ended March 31, 2000 and 1999, respectively.

COST OF PRODUCT REVENUES

                                         MARCH 31,
                                       2000    1999
                                    -------------------
         Cost of product revenues     $2,376      $764
         % of total product revenue       15%        7%
         Product gross margin             85%       93%
         ----------------------------------------------


   For the three months ended March 31, 2000, the increased cost of product revenues was attributable primarily to the cost of our content product revenues and an increase in costs for third party licensing royalties related to our commerce products. Our content management products carry higher third party costs than our commerce products. As a result, we believe that our cost of product revenues as a percentage of product revenues will be in the range of 14% to 18% for the foreseeable future, as we embed more third party technology into our product line and continue to resell third party software products with our commerce and content solutions.

COST OF SERVICE REVENUES

                                         MARCH 31,
                                       2000    1999
                                   ------------------
         Cost of service revenues     $7,714    $4,151
         % of total product revenue       81%      70%
         Service gross margin             19%      30%
         ---------------------------------------------


   For the three months ended March 31, 2000, cost of service revenues increased primarily as a result of the $2,600 increase in outside consulting expenses and $500 increase in employee and recruiting expenses. We continued to increase our use of outside consultants in order to meet the increased demand for consulting services. This has resulted in a decrease in our service margin compared with the prior year.

OPERATING EXPENSES

           ----------------------------------------------------------
                                      Three months ended
                                           March 31,      % change
                                                            from
                                      -------------------
                                          2000    1999     Prior year
                                      -------------------

           Selling and Marketing        10,477    8,497      23%
           Research and Development      6,036    5,238      15%
           General and Administrative    2,372    2,230       6%
           Amortization of Intangibles     765      852     (10%)
                                      -------------------
             Total Operating Expenses   19,650   16,817      17%
           ----------------------------------------------------------


SELLING AND MARKETING

   Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and outside marketing consultants, as well as the costs associated with marketing programs, industry tradeshows, sales seminars, advertising, and product literature.

   For the period ended March 31, 2000, selling and marketing expenses increased $1,980 over the comparable prior year period, primarily due to an increase of approximately $1,500 in employee related expenses, which included an increase of $642 for commission expenses related to the increase in revenues. In addition, recruiting fees increased $321 from the comparable prior year period as a result of aggressive hiring efforts.

RESEARCH AND DEVELOPMENT

   Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain licensed technology and equipment and facilities costs related to such activities.

   For the three months ended March 31, 2000, research and development expenses increased $798 from the comparable prior year period. The increase was primarily attributed to increased use of independent contractors and other outside consultants prior to our new product releases in March. The new products releases included: new releases of Transact, Content Centre, Shopsite and four new products for on-line personalization, marketing campaign management, catalog creation and syndication.

   We believe that we will continue to devote substantial resources to our product development activities and that our expense levels, in absolute dollars, will increase slightly in the coming quarters.

GENERAL AND ADMINISTRATIVE

   General and administrative expenses consist primarily of the cost of finance, management and administrative personnel and legal and other professional fees.

   For the three months ended March 31, 2000, general and administrative expenses increased $142 from the comparable prior year period. The marginal increase was attributed primarily to increases related to outside consulting expenses and other professional fees.

AMORTIZATION OF INTANGIBLES

   For the three months ended March 31, 2000, amortization of intangibles, primarily resulting from the acquisitions of Icentral, Waypoint and Folio, decreased to $765 from $852 in the comparable prior year. The decrease was attributable to fully amortized assets at the end of fiscal 1999.

NON-OPERATING INCOME (EXPENSE)

   Interest income represents interest earned on cash, cash equivalents and marketable securities. For the three months ended March 31, 2000, interest income increased to $352 from $314 in the comparable prior year period, primarily as a result of higher average returns on investments in cash, cash equivalents and marketable securities.

   Interest expense relates to the interest charged on our line-of-credit and long-term obligations. For the three months ended March 31, 2000, interest expense decreased to $93 from $148 in the comparable prior year period. The decrease was primarily attributed to the retirement of a note payable related to the Folio acquisition.

   Other income/expense primarily represents foreign currency translation gains and losses.

PROVISION FOR INCOME TAXES

   We recorded a provision for foreign income taxes of $52 and $42 for the three months ended March 31, 2000 and 1999, respectively. This provision relates to the amount of estimated taxes due in foreign jurisdictions for our foreign operations and certain withholding taxes. We incurred losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes. We believe that the provision for income taxes will fluctuate in the future and is dependent upon the geographical locations of future sales and the associated withholding taxes in those countries. The provision for income taxes will also fluctuate when we become eligible for corporate income taxation in the United States.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 2000, we had $38,838 in cash, cash equivalents and marketable securities, an increase of $5,060 from December 31, 1999.

  Our operating activities used cash and cash equivalents of $835 and $269 for the three months ended March 31, 2000 and 1999, respectively, to fund our operations. At March 31, 2000, our net loss decreased approximately 8% to $4,768 from $5,161 in the comparable prior year period. This decrease in our net loss was offset by changes in accounts receivable and deferred revenues, which resulted in the increased use of cash in the quarter.

   Our investing activities provided cash and cash equivalents of $3,271 and $561 for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, the primary source of cash from investing activities was $4,352 related to the maturity of marketable securities. This was partially offset by purchases of property and equipment in the amount of $1,081. In the comparable prior year period, the primary source of cash from investing activities was $904 related to the maturity of marketable securities, which was again partially offset by purchases of property and equipment of $362.

   Our financing activities provided cash and cash equivalents of $6,976 and $197 for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, the primary source of cash from financing activities was $6,991 from the issuance of common stock under our stock option and stock purchase plans. In the comparable prior year period, cash and cash equivalents provided by financing activities consisted of $4,500 related to the sale of redeemable preferred stock and $1,415 from the issuance of common stock under our stock option and stock purchase plans. These additions to cash were partially offset by the repayment of a $5,000 note payable in connection with the Folio acquisition and $650 on our line of credit.

   In July 1998, we obtained a $2,800 mortgage loan, on a Provo, Utah, building, which bears interest at the fixed rate of 8.5%. The mortgage principal payments are based upon a 20-year term with a balloon payment of $2,468 due on June 19, 2003.

   We have an unsecured credit facility arrangement with a bank that provides up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate, which was 9% at March 31, 2000. We are required to comply with certain restrictive covenants under this agreement and the line is collateralized by our accounts receivable. We were in compliance with all such covenants as of March 31, 2000. At March 31, 2000, our borrowings under this facility were $10,350.

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

YEAR 2000 IMPACT

   We have not experienced any significant problems with our computer systems or software products relating to distinguishing twenty-first century dates from twentieth century dates, generally referred to as Year 2000 problems. We are also not aware of any material Year 2000 problems with our clients or vendors. Accordingly, we have not incurred material expenses or experienced any material operational disruptions as a result of Year 2000 problems.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

INTRODUCTION

   This quarterly report on Form 10-Q contains certain forward-looking statements. For this purpose, any statements we have used that are not statements of historical fact may be considered forward-looking statements. We have used "believes", "anticipates", "plans", "expects", and similar expressions. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements made in this quarterly report and those presented elsewhere by management from time to time. Some of the important risks and uncertainties that may cause our operating results to differ materially or adversely are discussed below.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND THESE LOSSES MAY CONTINUE IN THE FUTURE, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

   We have experienced operating losses in each quarterly and annual period since our inception and these operating losses may continue in the future. We incurred net losses of $62.5 million for the year ended December 31, 1997, $37.0 million for the year ended December 31, 1998, and $19.8 million for the year ended December 31, 1999. As of March 31, 2000, our accumulated deficit was $169 million. We expect to continue to make significant investments to broaden the range of our product offerings and expand our sales and marketing and technical personnel. These efforts will require significant capital expenditures, a substantial portion of which we will make long before any corresponding revenue may be realized. We may never achieve profitability, and if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR OPERATING RESULTS ARE LARGELY DEPENDENT UPON THE CONTINUED DEVELOPMENT AND GROWTH OF INTERNET COMMERCE.

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

THE SALES CYCLE FOR OUR PRODUCTS IS LENGTHY AND MAKES QUARTERLY RESULTS DIFFICULT TO PREDICT.

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

IF WE FAIL TO MAINTAIN AND STRENGTHEN OUR RELATIONSHIPS WITH
SYSTEMS-INTEGRATORS, WE MAY NOT ACHIEVE EXPECTED REVENUE GROWTH.

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

IF LIMITATIONS ON THE ONLINE COLLECTION OF PROFILE INFORMATION ARE IMPOSED, THE UTILITY OF THE PERSONALIZATION FUNCTIONALITY OF OUR PRODUCTS WOULD BE LIMITED AND WE MAY NOT ATTRACT A SIGNIFICANT NUMBER OF NEW CUSTOMERS.

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

IF OUR PRODUCTS FAIL TO ADEQUATELY SAFEGUARD THE SECURITY AND PRIVACY OF CUSTOMER TRANSACTION DATA, OUR REPUTATION COULD BE DAMAGED, AND WE COULD LOSE EXISTING AND PROSPECTIVE CUSTOMERS AND EXISTING AND POTENTIAL REVENUES.

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

IF WE DO NOT COMPETE EFFECTIVELY, PARTICULARLY AGAINST ESTABLISHED PARTICIPANTS WITH GREATER FINANCIAL AND OTHER RESOURCES THAN OURS, WE WILL LOSE MARKET SHARE.

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

OUR ABILITY TO DEVELOP, MARKET AND SUPPORT OUR SERVICES DEPENDS ON RETAINING OUR KEY SENIOR MANAGEMENT TEAM AND ATTRACTING AND RETAINING HIGHLY-QUALIFIED INDIVIDUALS IN THE INTERNET INDUSTRY.

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

FLUCTUATIONS IN OUR QUARTERLY REVENUE AND OPERATING RESULTS MAY RESULT IN REDUCED PROFITABILITY AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

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

IF WE ARE UNABLE TO MANAGE OUR PLANNED RAPID EXPANSION EFFECTIVELY, WE MAY INCUR INCREASED COSTS AND PLACE TOO MANY DEMANDS UPON OUR SENIOR MANAGEMENT TEAM.

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

WE ARE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

   Our international activities expose us to numerous additional risks. In the quarter ended March 31, 2000, we derived approximately 37% of our total revenues from sales outside North America. We currently have seven offices in Europe and Asia. A key component of our business strategy is to expand our international activities. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including the following:

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

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS THAT COULD SUBJECT US TO SIGNIFICANT LIABILITY AND DIVERT THE TIME AND ATTENTION OF OUR SENIOR MANAGEMENT.

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

WE ARE DEPENDENT ON THIRD PARTY TECHNOLOGY AND IF WE ARE UNABLE TO LICENSE THIS TECHNOLOGY, OR IF DEFECTS IN THIS TECHNOLOGY EXIST, OUR PRODUCT SHIPMENTS COULD BE DELAYED.

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

OUR PRODUCTS MAY CONTAIN DEFECTS WHICH MAY PROVE COSTLY AND TIME CONSUMING FOR US TO CORRECT.

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

IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGES AND EVOLVING INDUSTRY STANDARDS, OUR PRODUCTS MAY BECOME OBSOLETE, AND WE WOULD PROBABLY LOSE EXISTING CUSTOMERS AND BE UNABLE TO ATTRACT NEW ONES.

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

IF WE FAIL TO ADEQUATELY INTEGRATE THE OPERATIONS OF FUTURETENSE, WE MAY NOT REALIZE THE EXPECTED BENEFITS OF THE MERGER.

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

IF WE FAIL TO SUCCESSFULLY CROSS-MARKET OUR PRODUCTS AND FUTURETENSE'S PRODUCTS, WE MAY NOT INCREASE OR MAINTAIN OUR CUSTOMER BASE OR OUR REVENUES.

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

THE REGULATION OF THE INTERNET IS UNSETTLED, AND FUTURE REGULATIONS COULD ADVERSELY AFFECT OUR OPERATING COSTS AND OUR ABILITY TO MARKET PRODUCTS FACILITATING INTERNET COMMERCE.

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

EXISTING AND FUTURE EXPORT CONTROLS MAY DELAY THE INTRODUCTION OF NEW PRODUCTS OR LIMIT OUR ABILITY TO DISTRIBUTE PRODUCTS OUTSIDE OF THE UNITED STATES.

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

OUR BUSINESS MAY SUFFER IF THE INTERNET INFRASTRUCTURE IS UNABLE TO EFFECTIVELY SUPPORT THE GROWTH IN DEMAND PLACED ON IT.

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

THE IMPOSITION OF SALES AND OTHER TAXES ON PRODUCTS SOLD BY OUR CUSTOMERS OVER THE INTERNET COULD HAVE A NEGATIVE EFFECT ON ONLINE COMMERCE AND, AS A RESULT, ON DEMAND FOR OUR PRODUCT.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   FOREIGN EXCHANGE HEDGING. The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at quarter end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the quarter. Foreign currency translation and transaction gains or losses for our subsidiaries are included in the accompanying consolidated statements of operations since the functional currency for our subsidiaries is the U.S. dollar.

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

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (A)  EXHIBITS

     See the Exhibit Index attached thereto.

   (B) REPORTS ON FORM 8-K

     On January 12, 2000, we announced that effective February 5, 2000, Ron Matros would become our Chief Executive Officer, while also retaining the title of President. Gary Eichhorn, our Chief Executive Officer at the time, would be retiring from Open Market. The Current Report on Form 8-K reporting this event was filed with the Securities and Exchange Commission on January 20, 2000.

     On April 10, 2000, we announced that we expect to realize an estimated gain of $14 to 16 million related to our ownership of SightPath, Inc. Preferred Stock. This potential gain is a result of Cisco Systems, Inc.'s, pending acquisition of SightPath, Inc. The actual value that we receive will depend upon the trading price of Cisco's common stock at the time that the acquisition is consummated. The Current Report on Form 8-K reporting this event was filed with the Securities and Exchange Commission on April 25, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               OPEN MARKET, INC.
                              (Registrant)

Date: May 15, 2000

                               By:   /s/ Betty J. Savage
                                 -----------------------------------------------
                                                   BETTY J. SAVAGE
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL OFFICER)

Date: May 15, 2000

                               By:     /s/ Annmarie Russell
                                    --------------------------------------------
                                                  ANNMARIE RUSSELL
                                              VICE PRESIDENT OF FINANCE
                                           (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT                                   DESCRIPTION
  NO.                                                                   PAGE

 27.1  Financial Data Schedule for the quarter ended March 31, 2000.     28