Form 10-Q
period 2000-06-30
OPEN MARKET INC
filed 2000-08-14
CIK 926019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 2000, there were 46,588,915 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               OPEN MARKET, INC.
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements
    Consolidated Balance Sheets as of June 30, 2000 and
     December 31, 1999......................................      3
    Consolidated Statements of Operations for the three and
     six months ended June 30, 2000 and 1999................      4
    Consolidated Statements of Cash Flows for the six months
     ended June 30, 2000 and 1999...........................      5
    Notes to Consolidated Financial Statements..............      6
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     13
ITEM 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     29

PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings...................................     30
ITEM 2. Changes in Securities and Use of Proceeds...........     30
ITEM 3. Defaults Upon Senior Securities.....................     30
ITEM 4. Submission of Matters to a Vote of Security
  Holders...................................................     30
ITEM 5. Other Information...................................     31
ITEM 6. Exhibits and Reports on Form 8-K....................     31

SIGNATURES..................................................     32

EXHIBIT INDEX...............................................     33

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               OPEN MARKET, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 18,007      $ 19,258
  Marketable securities.....................................      21,381        13,033
  Accounts receivable (net of allowance for doubtful
    accounts of $3,691 and $2,870, respectively)............      31,224        27,609
  Prepaid expenses and other current assets.................       5,176         4,264
                                                                --------      --------
      Total current assets..................................      75,788        64,164
                                                                --------      --------
Property, plant and equipment, at cost:
  Computers and office equipment............................      18,881        17,535
  Leasehold improvements....................................       5,584         5,527
  Land & building...........................................       4,200         4,200
  Furniture & fixtures......................................       2,528         2,304
                                                                --------      --------
      Total property and equipment..........................      31,193        29,566
Less: Accumulated depreciation and amortization.............      18,062        16,043
                                                                --------      --------
      Net property and equipment............................      13,131        13,523
Long-term marketable securities.............................          --         1,487
Intangible assets, net......................................       7,126         8,657
Other assets................................................       1,081         1,372
                                                                --------      --------
                                                                $ 97,126      $ 89,203
                                                                ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations...............    $     66      $    108
  Line of credit............................................       9,340        10,350
  Accounts payable..........................................       4,279         5,657
  Accrued expenses..........................................      13,904        13,773
  Deferred revenues.........................................       8,898         6,700
                                                                --------      --------
      Total current liabilities.............................      36,487        36,588
                                                                --------      --------
Long-term obligations, net of current maturities............       2,623         2,657
Stockholders' equity:
  Preferred stock, $.10 par value--Authorized--2,000 shares;
    Issued and outstanding--none............................          --            --
  Common stock, $.001 par value--Authorized--300,000 shares;
    Issued and outstanding--46,312 shares and 44,098 shares
    at June 30, 2000 and December 31, 1999, respectively....          46            44
  Additional paid-in capital................................     222,213       214,783
  Deferred compensation.....................................        (272)         (329)
  Net unrealized gain on marketable securities..............         625            --
  Accumulated deficit.......................................    (164,596)     (164,540)
                                                                --------      --------
      Total stockholders' equity............................      58,016        49,958
                                                                --------      --------
                                                                $ 97,126      $ 89,203
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
REVENUES:
    Product revenues....................................  $15,719    $13,558    $31,073    $24,248
    Service revenues....................................   10,798      7,004     20,267     12,908
                                                          -------    -------    -------    -------
        Total revenues..................................   26,517     20,562     51,340     37,156
                                                          -------    -------    -------    -------
COST OF REVENUES:
    Product revenues....................................    2,311      1,014      4,686      1,778
    Service revenues....................................    8,972      5,197     16,687      9,348
                                                          -------    -------    -------    -------
        Total cost of revenues..........................   11,283      6,211     21,373     11,126
                                                          -------    -------    -------    -------
        Gross profit....................................   15,234     14,351     29,967     26,030
                                                          -------    -------    -------    -------
OPERATING EXPENSES:
    Selling and marketing...............................   12,632      9,360     23,109     17,857
    Research and development............................    6,422      5,872     12,458     11,110
    General and administrative..........................    3,723      2,820      6,859      5,903
                                                          -------    -------    -------    -------
        Total operating expenses........................   22,777     18,052     42,426     34,870
                                                          -------    -------    -------    -------
        Loss from operations............................   (7,543)    (3,701)   (12,459)    (8,840)
    Gain on investment..................................   12,321         --     12,321         --
    Interest income.....................................      373        309        726        623
    Interest expense....................................      (83)      (184)      (175)      (332)
    Other expense.......................................      (61)        (5)      (119)      (153)
                                                          -------    -------    -------    -------
Income (loss) before provision for income taxes.........    5,007     (3,581)       294     (8,702)
Provision for income taxes..............................      298        103        350        145
                                                          -------    -------    -------    -------
Net income (loss).......................................  $ 4,709    $(3,684)   $   (56)   $(8,847)
                                                          =======    =======    =======    =======
Net income (loss) per share-basic (Note 2(e))...........  $  0.10    $ (0.09)   $ (0.00)   $ (0.21)
                                                          =======    =======    =======    =======
Weighted average number of common and common equivalent
  shares outstanding-basic (Note 2(e))..................   45,528     42,570     44,965     42,249
                                                          =======    =======    =======    =======
Net income (loss) per share-diluted (Note 2(e)).........  $  0.10    $ (0.09)   $ (0.00)   $ (0.21)
                                                          =======    =======    =======    =======
Weighted average number of common and common equivalent
  shares outstanding-diluted (Note 2(e))................   48,244     42,570     44,965     42,249
                                                          =======    =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $   (56)   $(8,847)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Gain on investment......................................  (12,613)        --
    Depreciation and amortization...........................    2,018      2,453
    Amortization of intangible assets.......................    1,531      1,664
    Deferred Compensation...................................       57        657
Changes in assets and liabilities:
    Accounts receivable.....................................   (3,616)     1,457
    Prepaid expenses and other current assets...............     (910)    (2,342)
    Accounts payable........................................   (1,378)      (331)
    Accrued expenses........................................      131     (1,201)
    Deferred revenues.......................................    2,198      1,036
                                                              -------    -------
      Net cash used in operating activities.................  (12,638)    (5,454)
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................   (1,627)    (1,075)
  Sales (purchases) of marketable securities, net...........    6,376      1,421
  Increase in other assets..................................      291         38
                                                              -------    -------
      Net cash provided by investing activities.............    5,040        384
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on line of credit, net...........................   (1,010)      (650)
  Payments on note payable..................................       --     (5,000)
  Proceeds from the issuance of redeemable convertible
    preferred stock, net of issuance costs..................       --      4,500
  Payments on long-term obligations.........................      (75)       (39)
  Proceeds from employee stock purchase plan................      567        650
  Proceeds from exercise of stock options...................    6,865      1,644
                                                              -------    -------
      Net cash provided by financing activities.............    6,347      1,105
                                                              -------    -------
Net decrease in cash and cash equivalents...................   (1,251)    (3,965)
                                                              -------    -------
Cash and cash equivalents, beginning of period..............   19,258     21,735
                                                              -------    -------
Cash and cash equivalents, end of period....................  $18,007    $17,770
                                                              =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period...........................  $   171    $   184
                                                              =======    =======
  Taxes paid during the period..............................  $    74    $    17
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

    The Company executes separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional service arrangement. These contracts may be an element in a multiple element arrangement. Revenues under multiple element arrangements, which may include several different software products or services sold together, are allocated to each element based on the residual method in accordance with the Statement of Position 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS.

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

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Revenues from software license agreements are recognized upon delivery of the software if there is evidence of an agreement, there are no significant post-delivery obligations, and the payment is fixed or determinable and collection is probable. If an acceptance period is required, revenues are recognized upon customer acceptance.

    The Company enters into reseller arrangements for certain products that typically provide for sublicense fees payable to the Company based on a percentage of the Company's list price. Royalty and sublicense revenues from the Company's reseller arrangements are recognized when earned, either on a per-unit basis as reported to the Company by its licensees, or, with regards to guaranteed minimums, upon shipment of the master copy of all software to which the guaranteed minimum sublicense fees relate, if there are no significant post-delivery obligations. Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Service revenue, which includes revenue from education, implementation and consulting services, is recognized in the period services are provided, if there is evidence of an agreement, the revenues are fixed and determinable and collectibility is probable.

    Cost of product revenues consists of costs to distribute the product, including the cost of the media on which it is delivered and royalty payments to third-party vendors. Cost of service revenues consists primarily of consulting and support personnel salaries and related costs.

    (C) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities of less than 90 days at the time of acquisition. Marketable securities consist of investment grade commercial paper, corporate notes, and obligations of certain municipalities with original maturities of greater than 90 days. The average maturity of the Company's marketable securities was approximately 2 months at June 30, 2000 and 5 months at December 31, 1999. The Company's marketable securities also include 208,259 shares of Cisco
Systems, Inc. common stock which were converted from 291,667 shares of SightPath, Inc. preferred stock (formerly known as Clearview
Technologies, Inc.) on May 16, 2000 which resulted in an increase in marketable securities of $13,238. (See note 5)

    (D) TRANSLATION OF FOREIGN CURRENCIES

    The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at period-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average rate in effect during the period. Foreign currency translation and transaction gains or losses for the foreign subsidiaries are included in the accompanying consolidated statements of operations since the functional currency of these subsidiaries is the U.S. dollar. The Company had accounts receivable of $619 and $1,036 denominated in foreign currency as of June 30, 2000 and December 31, 1999, respectively.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (E) NET INCOME (LOSS) PER SHARE

    The Company applies SFAS No. 128 EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. For the three months ended
June 30, 2000 and 1999, basic outstanding shares were 45,528 and 42,570, respectively, and dilutive outstanding shares were 48,244 and 42,570, respectively. Diluted net loss per share for the three months ended June 30, 2000 includes the effect of dilutive stock options representing 2,716 shares of Company common stock. Diluted net loss per share for the six months ended
June 30, 2000 and the three and six months ended June 30, 1999 is the same as basic net loss per share, as the inclusion of potential common stock would be anti-dilutive.

    (F) COMPREHENSIVE INCOME (LOSS)

    SFAS 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The changes in equity included in the Company's comprehensive income (loss) comprise the reported net income (loss) for all periods presented and unrealized gains on investments. The unrealized gain on investment is a result of the conversion of 291,667 shares of SightPath, Inc. preferred stock (formerly known as Clearview Technologies) to 208,259 shares of Cisco Systems, Inc. common stock on May 16, 2000. (See note 5)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                              -------------   -------------   -------------   -------------
Net income (loss)...........................     $4,709          $(3,684)         $(56)          $(8,847)
Other comprehensive income (loss):
  Unrealized gain on investments............        625               --           625                --
                                                 ------          -------          ----           -------
Total comprehensive income (loss)...........     $5,334          $(3,684)         $569           $(8,847)
                                                 ======          =======          ====           =======

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

    The Company has three reportable segments (1) commerce management, including the licensing of Transact, Live Commerce and Shopsite products, (2) content management, including the licensing of

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Content Server (formerly the Internet Publishing System), Content Centre (formerly Xcelerate), Personalization Centre and Catalog Centre, and (3) other, which includes the publishing product suite and other discontinued software products. The commerce and content management segments are combined under the sub-heading e-Business for reporting purposes.

    During the three months ended June 30, 2000, no customer accounted for more than 10% of the Company's revenues. In the three months ended June 30, 1999, one customer accounted for approximately 15% of the Company's revenues. During the six months ended June 30, 2000 and 1999, no customer accounted for more than 10% of the Company's revenues. No customer accounted for more than 10% of the Company's accounts receivable balance at June 30, 2000 and December 31, 1999.

    The following table presents the Company's revenues for its reportable segments for the three and six months ended June 30, 2000 and 1999:

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                              -------------   -------------   -------------   -------------
Commerce product revenues...................     $ 5,837         $10,541         $12,398         $18,366
Content product revenues....................       8,714             769          16,368           1,384
                                                 -------         -------         -------         -------
    e-Business segment subtotal.............      14,551          11,310          28,766          19,750
                                                 -------         -------         -------         -------
Other product revenues......................       1,168           2,248           2,307           4,498
                                                 -------         -------         -------         -------
      Total product revenues................     $15,719         $13,558         $31,073         $24,248
                                                 -------         -------         -------         -------

Commerce service revenues...................     $ 7,257         $ 5,091         $15,437         $ 9,894
Content service revenues....................       3,394           1,244           4,485           1,627
                                                 -------         -------         -------         -------
    e-Business segment subtotal.............      10,651           6,335          19,922          11,521
                                                 -------         -------         -------         -------
Other service revenues......................         147             669             345           1,387
                                                 -------         -------         -------         -------
      Total service revenues................      10,798           7,004          20,267          12,908
                                                 -------         -------         -------         -------
      Total revenues........................     $26,517         $20,562         $51,340         $37,156
                                                 =======         =======         =======         =======

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table presents geographical revenues from sources in total and as a percent of total revenues for the three and six months ended June 30, 2000 and 1999:

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                       -------------------------------   -------------------------------
                                       JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                       --------------   --------------   --------------   --------------
North America........................  $15,605    59%   $16,715    81%   $31,140    61%   $27,015    73%
Europe...............................    2,981    11%     1,493     7%     6,352    12%     4,115    11%
UK...................................    1,947     7%       466     2%     4,081     8%     2,659     7%
Italy................................    1,998     8%     1,057     5%     3,121     6%     1,233     3%
Asia.................................    1,509     6%       144     1%     2,379     5%       677     2%
Japan................................      858     3%       197     1%     1,556     3%       501     1%
Other................................    1,619     6%       490     3%     2,711     5%       956     3%
                                       -------   ----   -------   ----   -------   ----   -------   ----
                                       $26,517   100%   $20,562   100%   $51,340   100%   $37,156   100%
                                       =======   ====   =======   ====   =======   ====   =======   ====

All of the Company's product sales are shipped from its facilities located in the United States. As of June 30, 2000 and December 31, 1999 all of the Company's assets relate to the e-Business segment, except for $7,939 and $10,173, respectively, which are attributable to the other product revenue segment. Substantially all of the Company's long-lived assets are located in the United States.

    (H) NEW ACCOUNTING STANDARDS

    The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, REVENUE RECOGNITION, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the fourth quarter of fiscal 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION-AN INTERPRETATION OF APB OPINION NO. 25 (Interpretation 44). Interpretation 44 clarifies the application of APB No. 25 in certain situations, as defined. Interpretation 44 is effective July 1, 2000 but is retroactive for certain events that occurred after December 15, 1998. The Company does not expect that the adoption of Interpretation 44 will materially affect its consolidated financial statements.

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

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (I) RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior period consolidated financial statements to conform to the current period's presentation.

3. SPECIAL CHARGES

    As a result of the acquisition of FutureTense, Inc. (FutureTense), a software internet content management and delivery company during the fourth quarter of 1999 (See Note 4), the Company incurred one-time costs related to the merger of $4,328. These costs comprised professional fees and other charges of $3,353 and costs to exit contractual obligation and asset impairments of $975. The total cash impact related to the transaction was $3,394 of which $3,057 was paid as of June 30, 2000. The remainder is expected to be paid by the end of the year.

4. ACQUISITIONS

    Effective October 15, 1999, the Company completed a merger with FutureTense. The Company issued 7,346,210 shares of its common stock to the holders of outstanding FutureTense stock, and of this total, 734,621 shares were placed in escrow. Each FutureTense share was exchanged for .384 shares of the Company's common stock. In addition, the Company assumed FutureTense employee stock options and warrants that converted into options to acquire 1,124,628 shares of Company common stock. As of the date of the consummation of the merger the common stock issued by the Company and the converted options had an aggregate market value of $111,180. The merger has been accounted for as a pooling of interests and, accordingly, all prior period financial statements presented herein have been restated as if the merger took place at the beginning of such periods. In addition, in connection with this acquisition, the Company entered into employment agreements in 1999 with key employees from FutureTense.

    In accordance with Accounting Principles Board Opinion (APB) No. 16, the following information presents Statement of Operations data for the periods preceding the merger:

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30, 1999       JUNE 30, 1999
                                             ------------------   ----------------
Open Market
  Revenues.................................       $18,550              $34,146
  Net Loss.................................        (1,925)              (5,165)
FutureTense
  Revenues.................................       $ 2,012              $ 3,010
  Net Loss.................................        (1,759)              (3,682)

5. INVESTMENT IN SIGHTPATH, INC.

    In June 1998, Open Market, Inc. and SightPath, Inc. (formerly known as Clearview Technologies, Inc.) entered into an agreement whereby Open Market assigned to SightPath rights to a pending patent application by David Gifford, a founder of Open Market, Inc. and SightPath, Inc., in exchange for 291,667 shares of series A Convertible Preferred Stock of SightPath, Inc.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. INVESTMENT IN SIGHTPATH, INC. (CONTINUED)
    On March 29, 2000, Cisco Systems, Inc. announced a definitive agreement to acquire all outstanding shares and options of SightPath, Inc. in exchange for Cisco common stock. The merger was effective as of May 16, 2000 and the conversion ratio was .7933703 which resulted in 231,399 common shares of Cisco Systems, Inc. Approximately 10% of the shares will be held in escrow for a period of one year. At May 16, 2000, the Company realized a net gain on investment of $12,071, or $0.25 per share, based on a closing price of $60.563 per common share. On June 30, 2000, the Company then recognized an unrealized gain on investment of $625 to record the fair value of $63.563 per common share of Cisco Systems, Inc. On August 4, 2000, the Company sold 208,259 shares of Cisco Systems, Inc. common stock for an average price of $65.35 per share resulting in proceeds of $13,609.

6. CONTINGENCIES

CLASS ACTION SUIT

    Between June 14, 2000 and August 10, 2000, the Company is aware of six putative class actions that were filed against the Company and certain of its officers and directors in the United States District Court for the District of Massachusetts. These actions, each filed on behalf of an alleged class of Company shareholders who purchased their common stock between November 8, 1999 and April 18, 2000, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs are seeking monetary damages and other appropriate relief. The defendants believe they have meritorious defenses to the foregoing matters, but cannot predict their outcome. Plaintiffs have notified defendants of their intention to file a single, consolidated complaint to which the defendants shall have 45 days to respond.

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

    In 1999, we decided to focus on our core Internet commerce business. Accordingly, in June 1999, we formed a strategic relationship with NextPage and granted NextPage, for a three-year period, exclusive worldwide marketing and distribution rights for the software publishing tools we acquired from Folio. This relationship allowed us to reduce our cost structure and provided us with minimum royalty payments from NextPage of $1,167 per quarter through June 2002. In connection with this agreement, we also received license fees from NextPage in the amount of $3,000 in exchange for granting NextPage a non-exclusive worldwide right to market and distribute our commerce software products to the commercial publishing industry.

    In October 1999, we merged with FutureTense, a provider of Web site content management products. The goal of this merger was to create a more complete Internet commerce solution for our customers and to strengthen our competitive position. We have accounted for the merger as a pooling of interests.

    We recognize revenues in accordance with Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION. We generate revenues from two sources: license fees for the right to use our products and service revenues for technical support, consulting and training related to our products. Our license fees account for the majority of our revenues. We recognize license fee revenues upon licensing and delivery of the software if there is persuasive evidence of an agreement, there are no significant post-delivery obligations and customer acceptance is not required. If the license is subject to customer acceptance or significant post-delivery obligations, we defer the revenue recognition of the license fee until customer acceptance has occurred or the post-delivery obligations have been met. We execute separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional service arrangement. We have established sufficient vendor specific objective evidence for the value of professional services, training, and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized.

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

    The Company will be adopting SAB No. 101, REVENUE RECOGNITION. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

    Our service revenues derive from a wide variety of contracted services for technical support, consulting and training related to our products. We charge fees for maintenance and support based on a percentage, generally 20% to 30% of the corresponding license fee, and recognize these fees ratably over the life of the contract. Our maintenance agreements provide for product upgrades and enhancements and technical support in the form of telephone or on-site assistance. These agreements are renewable at the discretion of the customer. Accordingly, our maintenance and technical support revenues are typically a function of new product licenses and the annual renewal of maintenance agreements. We also generate revenues from professional services, which include implementation and technical consulting, and from education services, including on-site and online training services. We recognize revenues from professional and education services as such services are performed.

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

    Our customer base is diversified, with no single customer representing greater than 10% of our total revenues for the quarter ended June 30, 2000. For the quarter ended June 30, 1999, one customer accounted for approximately 15% of the Company's revenues. During the six months ended June 30, 2000 and 1999, no customer accounted for more than 10% of the Company's revenues.

RESULTS OF OPERATIONS

REVENUES

                                        THREE-MONTHS ENDED    % CHANGE    SIX-MONTHS ENDED     % CHANGE
                                             JUNE 30,           FROM          JUNE 30,           FROM
                                        -------------------    PRIOR     -------------------    PRIOR
                                          2000       1999       YEAR       2000       1999       YEAR
                                        --------   --------   --------   --------   --------   --------
Commerce revenues.....................  $13,094    $15,632      (16%)    $27,835    $28,260       (2%)
Content revenues......................   12,108      2,013      501%      20,853      3,011      593%
                                        -------    -------               -------    -------
e-Business revenues...................   25,202     17,645       43%      48,688     31,271       56%
                                        -------    -------               -------    -------
Other revenues........................    1,315      2,917      (55%)      2,652      5,885      (55%)
                                        -------    -------               -------    -------
Total revenues........................  $26,517    $20,562       29%     $51,340    $37,156       38%
                                        =======    =======               =======    =======

    For the three and six months ended June 30, 2000, total revenues grew $5,955 and $14,184, respectively, from the comparable prior year periods.

PRODUCT REVENUES

                                        THREE-MONTHS ENDED    % CHANGE    SIX-MONTHS ENDED     % CHANGE
                                             JUNE 30,           FROM          JUNE 30,           FROM
                                        -------------------    PRIOR     -------------------    PRIOR
                                          2000       1999       YEAR       2000       1999       YEAR
                                        --------   --------   --------   --------   --------   --------
Commerce product revenue..............  $ 5,837    $10,541      (45%)    $12,398    $18,366      (32%)
Content product revenue...............    8,714        769     1033%      16,368      1,384     1083%
                                        -------    -------               -------    -------
e-Business product revenue............   14,551     11,310       29%      28,766     19,750       46%
                                        -------    -------               -------    -------
Other product revenue.................    1,168      2,248      (48%)      2,307      4,498      (49%)
                                        -------    -------               -------    -------
Total product revenue.................  $15,719    $13,558       16%     $31,073    $24,248       28%
                                        =======    =======               =======    =======

    For the three and six months ended June 30, 2000, total product revenues increased $2,161 and $6,825, respectively, as compared to the same periods of the prior year. E-Business product revenues for the three and six months ended June 30, 2000, increased $3,241 and $9,016, respectively, primarily due to growth in content product licenses and follow-on sales to our installed base of customers. For the three and six months ended June 30, 2000, commerce product revenue declined 45% and 32%, respectively. The decline was primarily a result of the $3,000 commerce product distribution agreement with NextPage that was consummated during the three months ended June 30, 1999 which granted NextPage a non-exclusive worldwide right to market and distribute our commerce software products to the commercial publishing industry. In addition, lower average system prices for Transact licenses contributed to the decline. During the three months ended June 30, 2000, we realized an increase in the number of Transact unit sales, but also a reduction in the average system price of new Transact licenses from the comparable prior year period. The average revenue generated by Transact licenses decreased because a smaller proportion of our new Transact customers were Commerce Service Providers, or CSPs, and a higher proportion were enterprise customers. CSPs generally pay higher license fees than enterprise customers for Transact because they are using the product to support many other businesses.

    Other product revenue for the current periods represented royalty revenue from the NextPage master distribution agreement for the Folio software products.

    Product revenues accounted for approximately 59% and 61% of total revenues for the three and six months ended June 30, 2000, respectively, and 66% and 65% for the three and six months ended June 30,

1999, respectively. We expect that product revenues will continue to account for the majority of total revenues for the foreseeable future.

SERVICE REVENUES

                                         THREE-MONTHS ENDED    % CHANGE    SIX-MONTHS ENDED     % CHANGE
                                              JUNE 30,           FROM          JUNE 30,           FROM
                                         -------------------    PRIOR     -------------------    PRIOR
                                           2000       1999       YEAR       2000       1999       YEAR
                                         --------   --------   --------   --------   --------   --------
Commerce service revenue...............  $ 7,257     $5,091       43%     $15,437    $ 9,894       56%
Content service revenue................    3,394      1,244      173%       4,485      1,627      176%
                                         -------     ------               -------    -------
e-Business service revenue.............   10,651      6,335       68%      19,922     11,521       73%
                                         -------     ------               -------    -------
Other service revenue..................      147        669      (78%)        345      1,387      (75%)
                                         -------     ------               -------    -------
Total service revenue..................  $10,798     $7,004       54%     $20,267    $12,908       57%
                                         =======     ======               =======    =======

    For the three and six months ended June 30, 2000, total service revenues increased $3,794 and $7,359, respectively as compared to the same periods of the prior year. E-Business service revenue increased $4,316 and $8,401 for the three and six months ended June 30, 2000, respectively, from the comparable prior year periods. For the three and six months ended June 30, 2000, commerce service revenue increased $2,166 and $5,543, respectively. The growth was attributed primarily to an increase in commerce consulting projects, as well as growth in commerce maintenance and support revenues from both new and installed customers. Content service revenues increased as a direct result of significant new content product license business. Other service revenues for the three and six months ended June 30, 2000, declined 78% and 75%, respectively. The decline was due to the elimination of service revenue related to the Folio publishing segment. We do not expect to derive significant Folio service revenues during the term of the strategic arrangement with NextPage.

    Service revenues accounted for 41% and 39% of total revenues for the three and six months ended June 30, 2000, respectively, and 34% and 35% for the three and six months ended June 30, 1999, respectively.

COST OF PRODUCT REVENUES

                                               THREE-MONTHS
                                                   ENDED               SIX-MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                            -------------------       -------------------
                                              2000       1999           2000       1999
                                            --------   --------       --------   --------
Cost of product revenues..................   $2,311     $1,014         $4,686     $1,778
Percentage of total product revenues......       15%         7%            15%         7%
Product gross margin......................       85%        93%            85%        93%

    For the three and six months ended June 30, 2000, cost of product revenues increased primarily as a result of growth in content product revenues and an increase in costs for third party licensing royalties related to our commerce products. Our content management products carry higher third party costs than our commerce products. As a result, we believe that our cost of product revenues as a percentage of product revenues will be in the range of 14% to 18% for the foreseeable future as we embed more third party technology into our product line and continue to resell third party software products with our commerce and content solutions.

COST OF SERVICE REVENUES

                                              THREE-MONTHS
                                                  ENDED               SIX-MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                           -------------------       -------------------
                                             2000       1999           2000       1999
                                           --------   --------       --------   --------
Cost of service revenues.................   $8,972     $5,197        $16,687     $9,348
Percentage of total service revenues.....       83%        74%            82%        72%
Service gross margin.....................       17%        26%            18%        28%

    For the three and six months ended June 30, 2000, cost of service revenues increased primarily as a result of growth in our professional services business and increased costs related to outside consulting expenses and personnel recruitment. For the three months ended June 30, 2000, outside consulting expenses increased $2,763 and travel, recruiting, and training costs increased $568 from the comparable prior year period. The decrease in service gross margin was attributed primarily to our increased use of outside consultants to meet increased demand for our consulting services.

OPERATING EXPENSES

                                        THREE-MONTHS ENDED    % CHANGE    SIX-MONTHS ENDED     % CHANGE
                                             JUNE 30,           FROM          JUNE 30,           FROM
                                        -------------------    PRIOR     -------------------    PRIOR
                                          2000       1999       YEAR       2000       1999       YEAR
                                        --------   --------   --------   --------   --------   --------
Selling and marketing.................  $12,632    $ 9,360       35%     $23,109    $17,857       29%
Research and development..............    6,422      5,872        9%      12,458     11,110       12%
General and administrative............    2,957      1,969       50%       5,328      4,199       27%
Amortization of intangibles...........      766        851      (10%)      1,531      1,704      (10%)
                                        -------    -------               -------    -------
Total operating expenses..............  $22,777    $18,052       26%     $42,426    $34,870       22%
                                        =======    =======               =======    =======

SELLING AND MARKETING

    Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and outside marketing consultants, as well as the costs associated with marketing programs, industry tradeshows, sales seminars, advertising, and product literature.

    For the three and six months ended June 30, 2000, selling and marketing expenses increased to $12,632 and $23,109, respectively, from $9,360 and $17,857 in the comparable prior year periods, respectively. The increases were attributed primarily to increases in employee-related expenses, recruiting fees, and marketing and promotional efforts. For the three months ended June 30, 2000, we realized increases of $1,499 in employee related expenses over the same period last year, which included an increase of $632 for commission expenses related to the increase in revenues. Also, for the three months ended June 30, 2000, recruiting fees increased $270 from the comparable prior year period as a result of aggressive hiring efforts related to the reorganization of our North American field sales organization.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain licensed technology and equipment and facilities costs related to such activities.

    For the three and six months ended June 30, 2000, research and development expenses increased to $6,422 and $12,458 from $5,872 and $11,110 in the comparable prior year periods, respectively. For the three months ended
June 30, 2000, the increased use of independent contractors and other outside consultants prior to our new product enhancements and releases in June resulted in increased costs of approximately $223 from the comparable prior year period. In addition, for the three months ended June 30, 2000, recruiting expenses increased approximately $106 from the comparable prior year period to meet hiring needs in the research and development organization.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of the cost of finance, management and administrative personnel and legal and other professional fees.

    For the three and six months ended June 30, 2000, general and administrative expenses increased to $2,957 and $5,328, respectively, from $1,969 and $4,199 in the comparable prior year periods, respectively. The increases were attributed primarily to an increase in bad debt expense and the related allowance for doubtful accounts, which have increased in proportion to the increase in the accounts receivable balance.

AMORTIZATION OF INTANGIBLES

    For the three and six months ended June 30, 2000, amortization of intangibles, primarily resulting from the acquisitions or mergers of ICentral, FutureTense and Folio, decreased to $766 and $1,531, respectively, from $851 and $1,704, in the comparable prior year periods, respectively. The decrease was attributed to fully amortized intangible assets at the end of fiscal 1999.

NON-OPERATING INCOME (EXPENSE)

    Interest income represents interest earned on cash, cash equivalents and marketable securities. For the three and six months ended June 30, 2000, interest income increased to $373 and $726, respectively, from $309 and $623 in the comparable prior year periods, respectively. The increase was primarily as a result of higher average returns on investments in cash, cash equivalents and marketable securities.

    Interest expense relates to the interest charged on our line-of-credit and long-term obligations. For the three and six months ended June 30, 2000, interest expense decreased to $83 and $175, respectively, from $184 and $332 in the comparable prior year periods, respectively. The decrease was attributed primarily to the retirement of a note payable related to the Folio acquisition.

    Other income/expense primarily represents foreign currency translation gains and losses.

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In our case, the changes in equity included in comprehensive income are comprised of the reported net income for all periods presented and unrealized gains on investments. During the three months ended June 30, 2000, we recorded a gain on investment of $12,321 and an unrealized gain of $625 on the conversion of 291,667 shares of SightPath preferred stock (formerly known as Clearview Technologies) to 208,259 shares of Cisco Systems common stock on May 16, 2000.

PROVISION FOR INCOME TAXES

    We recorded a provision for income taxes of $298 and $350 for the three and six months ended June 30, 2000, respectively, from $103 and $145 in the comparable prior year periods, respectively. For the three months ended
June 30, 2000, approximately $250 related to income taxes on the gain on our investment in SightPath, Inc. preferred stock. For the three and six months ended June 30, 2000, approximately $48 and $100, respectively, related to foreign income taxes, as did those amounts provisioned in the comparable prior year periods.

    Generally, this provision relates to the amount of estimated taxes due in foreign jurisdictions for our foreign operations and certain withholding taxes. We incurred losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes. We believe that the provision for income taxes will fluctuate in the future and will be dependent upon the geographical locations of future sales and the associated withholding taxes in those countries. The provision for income taxes will also fluctuate when we become eligible for corporate income taxation in the United States.

NET INCOME/LOSS

    For the three months ended June 30, 2000, net income was $4,709, or $0.10 per share, including a net gain of $12,071, or $0.25 per share, from the Company's investment in SightPath, Inc., which was acquired by Cisco
Systems, Inc. in May 2000. Excluding the net gain from investment, net loss was $7,362 million, or $0.16 loss per share. This compared to a net loss of $3,684, or $0.09 loss per share, for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, net loss was $12,127, or $0.27 loss per share, excluding the net gain from investment, and $8,847, or $0.21 loss per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000, we had $39,388 in cash, cash equivalents and marketable securities, an increase of $7,097 from December 31, 1999.

    Our operating activities used cash and cash equivalents of $12,638 and $5,454 for the six months ended June 30, 2000 and 1999, respectively, to fund our operations. At June 30, 2000, our net loss decreased approximately 99% to $56 from $8,847 in the comparable prior year period. The decrease in our net loss was attributed primarily to the net gain of $12,071 on our investment in SightPath, Inc. preferred stock. Excluding this net gain from investment, net loss for the six months ended June 30, 2000 was $12,127. An increase in accounts receivable also contributed to the higher use of cash in operating activities. Accounts receivable increased as a result of slower than anticipated collection of customer receivables.

    Our investing activities provided cash and cash equivalents of $5,040 and $384 for the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, the primary source of cash from investing activities was $6,376 related to the sale of marketable securities. This was partially offset by purchases of property and equipment in the amount of $1,627. In the comparable prior year period, the primary source of cash from investing activities was $1,421 related to the sale of marketable securities, which was partially offset by purchases of property and equipment of $1,075.

    Our financing activities provided cash and cash equivalents of $6,347 and $1,105 for the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, the primary source of cash from financing activities was $7,432 from the issuance of common stock under our stock option and stock purchase plans. This was partially offset by payments made on our line of credit of $1,010. In the comparable prior year period, cash and cash equivalents provided by financing activities consisted of $4,500 related to the sale of redeemable preferred stock and $2,294 from the issuance of common stock under our stock option and stock purchase plans. These provisions were partially offset by the repayment of a $5,000 note payable in connection with the Folio acquisition.

    In July 1998, we obtained a $2,800 mortgage loan, on a Provo, Utah, building, which bears interest at the fixed rate of 8.5%. The mortgage principal payments are based upon a 20-year term with a balloon payment of $2,468 due on June 19, 2003.

    We have an unsecured credit facility arrangement with a bank that provides up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate, which was 9.5% at June 30, 2000. We are required to comply with certain restrictive covenants under this agreement and the line is collateralized by our accounts receivable. We were in compliance with all such covenants as of June 30, 2000. At June 30, 2000, our borrowings under this facility were $9,340 with availability of $5,660 under this line.

    At December 31, 1999, we had net operating loss carry-forwards for income tax purposes of approximately $119,000. These losses are available to reduce federal and state taxable income, if any, in future years. These losses are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period that are in excess of 50%. While we believe that we have experienced a change in ownership in excess of 50%, we do not believe that this change in ownership will significantly impact our ability to use our net operating loss carry-forwards.

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

    We have experienced operating losses in each quarterly and annual period since our inception and these operating losses may continue in the future. We incurred net losses of $62.5 million for the year ended December 31, 1997, $37.0 million for the year ended December 31, 1998, and $19.8 million for the year ended December 31, 1999. As of June 30, 2000, our accumulated deficit was $165 million. We expect to continue to make significant investments to broaden the range of our product offerings and expand our sales and marketing and technical personnel. These efforts will require significant capital expenditures, a substantial portion of which we will make long before any corresponding revenue may be realized. We may never achieve profitability, and if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR OPERATING RESULTS ARE LARGELY DEPENDENT UPON THE CONTINUED DEVELOPMENT AND
  GROWTH OF INTERNET COMMERCE.

    The market for our Internet products and services has only recently begun to develop, is rapidly evolving and has an increasing number of market entrants that have introduced and developed products and services for Internet commerce that compete with ours. Our future operating results depend upon the development and growth of the market for Internet-based packaged software applications, including electronic commerce applications. The widespread acceptance of the Internet as a sales, marketing, order receipt and processing medium is highly uncertain and subject to a number of risks. The following critical issues remain unresolved and may impact the growth of Internet commerce:

     -- security;

     -- reliability;

     -- ease of use;

     -- service; and

     -- government regulation.

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

IF WE FAIL TO MAINTAIN AND STRENGTHEN OUR RELATIONSHIPS WITH SYSTEMS
  INTEGRATORS, WE MAY NOT ACHIEVE EXPECTED REVENUE GROWTH.

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

OUR ABILITY TO DEVELOP, MARKET AND SUPPORT OUR SERVICES DEPENDS ON RETAINING OUR
  KEY SENIOR MANAGEMENT TEAM AND ATTRACTING AND RETAINING HIGHLY QUALIFIED INDIVIDUALS IN THE INTERNET INDUSTRY.

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

FLUCTUATIONS IN OUR QUARTERLY REVENUE AND OPERATING RESULTS MAY RESULT IN
  REDUCED PROFITABILITY AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

    We have experienced significant fluctuations in our results of operations on a quarterly and annual basis. We expect to continue experiencing significant fluctuations in our future quarterly and annual results of operations due to a variety of factors, many of which are outside our control, including:

     -- the introduction of new products by us and our competitors;

     -- the variability and length of sales cycles associated with our product offerings;

     -- the market acceptance of, and demand for, our products;

     -- the pace of development of electronic commerce conducted on the Internet;

     -- customer order deferrals in anticipation of enhancements or new products offered by us or our competitors;

     -- non-renewal of service agreements;

     -- software defects and other product quality problems;

     -- the mix of products and services we sell;

     -- customer retention;

     -- the ability to collect payments from our customers on a timely basis;

     -- any changes in our pricing policies and/or those of our competitors;

     -- changes in the level of operating expenses;

     -- sales productivity; and

     -- general economic conditions.

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

    We have experienced significant growth over the past two years and we are pursuing a business plan that, if successfully implemented, will cause us to continue to expand rapidly over the next several years. This expansion would occur both domestically and internationally, which would increase our operating complexity significantly. Our expansion would also require significant time commitments from our senior management team and severely restrict its ability to manage our existing business. Our success depends on our ability to manage this expansion and these demands effectively. We will, among many other things, need to:

     -- improve our business development capabilities;

     -- hire, train and manage an increasing number of highly-skilled employees;
        and

     -- continually enhance our information, management and operational and financial systems.

       Our failure to manage our expansion effectively could increase our costs, adversely affect our relations with customers and strategic partners and adversely affect our revenues and operating margins.

WE ARE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

    Our international activities expose us to numerous additional risks. In the quarter ended June 30, 2000, we derived approximately 41% of our total revenues from sales outside North America. We currently have eight offices in Europe and Asia. A key component of our business strategy is to expand our international activities. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including the following:

     -- unexpected changes in regulatory requirements;

     -- export controls relating to encryption technology and other export restrictions;

     -- tariffs and other trade barriers;

     -- difficulties in staffing and managing foreign operations;

     -- political and economic instability;

     -- fluctuations in currency exchange rates;

     -- reduced protection for intellectual property rights;

     -- cultural barriers;

     -- difficulty of enforcing agreements and collecting accounts receivables;

     -- seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

     -- potentially adverse tax consequences.

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

OUR PRODUCTS MAY CONTAIN DEFECTS, WHICH MAY PROVE COSTLY AND TIME CONSUMING FOR
  US TO CORRECT.

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

IF WE FAIL TO SUCCESSFULLY CROSS MARKET OUR PRODUCTS AND FUTURETENSE'S PRODUCTS,
  WE MAY NOT INCREASE OR MAINTAIN OUR CUSTOMER BASE OR OUR REVENUES.

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

WE ARE A PARTY TO SECURITIES CLASS ACTION LITIGATION WHICH MAY BE COSTLY TO
  DEFEND AND THE OUTCOME OF WHICH IS UNCERTAIN AND MAY HARM OUR BUSINESS.

    We and several of our former and present officers and directors are named as defendants in several class action complaints which have been filed on behalf of certain of our stockholders who purchased securities between November 8, 1999 and April 18, 2000. These complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under this Act. The plaintiffs are seeking monetary damages and other appropriate relief and have notified us and the other defendants of their intention to file a single, consolidated complaint.

    We can provide no assurance as to the outcome of this securities litigation. Any conclusion of this litigation in a manner adverse to us would have a material adverse effect on our business, financial condition, and results of operations. In addition, the cost to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of this litigation or other proceedings could harm our ability to compete in the marketplace. Because the price of our common stock has been, and may continue to be, highly volatile, we have no assurance that additional securities class action complaints will not be filed against us in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    FOREIGN EXCHANGE HEDGING. The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at quarter end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the quarter. Foreign currency translation and transaction gains or losses for our subsidiaries are included in the accompanying consolidated statements of operations since the functional currency for our subsidiaries is the U.S. dollar. The Company had accounts receivable of $619 and $1,036 denominated in foreign currency as of June 30, 2000 and December 31, 1999, respectively.

    INVESTMENT PORTFOLIO. We do not use derivative financial instruments for investment purposes and only invest in financial instruments that meet the high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of credit exposure of any one issue, issuer, and type of investment. See "Note 2--Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements. In addition, we maintain an investment in Cisco Systems, Inc. (see Note 5). This security is classified as available for sale and consequently, is recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Since Cisco Systems, Inc. is a publicly traded equity investment, the value is subject to market price volatility.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Between June 14, 2000 and August 10, 2000, the Company is aware of six putative class actions that were filed against the Company and certain of its officers and directors in the United States District Court for the District of Massachusetts. These actions, each filed on behalf of an alleged class of Company shareholders who purchased their common stock between November 8, 1999 and April 18, 2000, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs are seeking monetary damages and other appropriate relief. The defendants believe they have meritorious defenses to the foregoing matters, but cannot predict their outcome. Plaintiffs have notified defendants of their intention to file a single, consolidated complaint to which the defendants shall have 45 days to respond.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's annual Meeting of Stockholders held on May 16, 2000, the following proposals were adopted by the vote specified below:

                                                                                          BROKER
PROPOSAL                                              FOR        AGAINST      ABSTAIN    NON-VOTES
--------                                           ----------   ----------   ---------   ---------
(1)  To elect three Class I Directors:
     Thomas H. Bruggere..........................  35,635,082                  852,157
     William S. Kaiser...........................  35,887,192                  600,047
     Paul Sagan..................................  35,891,802                  595,437
(2)  To approve an amendment to the Corporation's
     Amended and Restated Certificate of
     Incorporation to increase the number of
     authorized shares of common stock from
     100,000,000 to 300,000,000..................  29,106,672    7,095,992     284,575
(3)  To approve amendments to the Corporation's
     1996 Director Option Plan to (a) increase
     the number of shares of Common Stock
     issuable upon exercise of options granted
     annually to directors from 6,000 to 10,000
     and (b) provide that all options granted on
     or after May 16, 2000 shall vest as to 25%
     of the shares subject to such options on the
     first anniversary of the date of grant and
     in 12 equal quarterly installments
     thereafter..................................  31,500,225    4,673,287     313,727
(4)  To ratify the selection by the Board of
     Directors of Arthur Andersen LLP as the
     Corporation's independent public accountants
     for the fiscal year ending December 31,
     2000........................................  35,940,477      267,172     279,590

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    On April 10, 2000, we announced that we expect to realize an estimated gain of $14 to 16 million related to our ownership of SightPath, Inc. Preferred Stock. This potential gain is a result of Cisco Systems, Inc.'s, pending acquisition of SightPath, Inc. The actual value that we receive will depend upon the trading price of Cisco's common stock at the time that the acquisition is consummated. The Current Report on Form 8-K reporting this event was filed with the Securities and Exchange Commission on April 25, 2000. See Footnote 5 to the accompanying financial statements.

    On July 25, 2000, Open Market, Inc. announced that effective July 25, 2000, Ron Matros, resigned as the Company's President and Chief Executive Officer, and that Harland LaVigne, a current member of the Company's Board of Directors, will serve as interim President and Chief Executive Officer of the Company. The Current Report on Form 8-K reporting this event was filed with the Securities and Exchange Commission on August 7, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                       OPEN MARKET, INC.
                                                       (Registrant)

                                                       By:             /s/ BETTY J. SAVAGE
                                                            -----------------------------------------
                                                                         Betty J. Savage
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Date: August 14, 2000                                             (PRINCIPAL FINANCIAL OFFICER)

                                                       By:             /s/ ANNMARIE RUSSELL
                                                            -----------------------------------------
                                                                         Annmarie Russell
                                                                    VICE PRESIDENT OF FINANCE
Date: August 14, 2000                                             (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT
NO.                                             DESCRIPTION
-------                                         -----------
         3.1            Amended and Restated Certificate of Incorporation of the
                        Registrant.
        10.1            1996 Director Option Plan.
        27.1            Financial Data Schedule for the quarter ended June 30, 2000.