Form 10-Q
period 2000-09-30
OPEN MARKET INC
filed 2000-11-14
CIK 926019

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-28436

                            ------------------------

                               OPEN MARKET, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   04-3214536
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)

      ONE WAYSIDE ROAD, BURLINGTON,                           01803
              MASSACHUSETTS                                 (Zip Code)
 (Address of principal executive offices)

                                 (781) 359-3000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 31, 2000, there were 46,699,443 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               OPEN MARKET, INC.
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
PART I--FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2000 and
            December 31, 1999 (Unaudited).............................       3

          Consolidated Statements of Operations for the three and nine
            months ended September 30, 2000 and 1999 (Unaudited)......       4

          Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999 (Unaudited).............       5

          Notes to Consolidated Financial Statements..................       6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      13

ITEM 3.   Quantitative and Qualitative Disclosures about Market
            Risk......................................................      29

PART II--OTHER INFORMATION

ITEM 1.   Legal Proceedings...........................................      30

ITEM 2.   Changes in Securities and Use of Proceeds...................      30

ITEM 3.   Defaults Upon Senior Securities.............................      30

ITEM 4.   Submission of Matters to a Vote of Security Holders.........      30

ITEM 5.   Other Information...........................................      30

ITEM 6.   Exhibits and Reports on Form 8-K............................      30

SIGNATURES............................................................      31

EXHIBIT INDEX.........................................................      32

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               OPEN MARKET, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  18,656       $  19,258
  Marketable securities.....................................       11,671          13,033
  Accounts receivable (net of allowance for doubtful
    accounts of $4,317 and $2,870 respectively).............       30,878          27,609
  Prepaid expenses and other current assets.................        4,671           4,264
                                                                ---------       ---------
    Total current assets....................................       65,876          64,164
                                                                ---------       ---------
Property, plant and equipment, at cost:
  Computers and office equipment............................       19,968          17,535
  Leasehold improvements....................................        5,594           5,527
  Land & building...........................................        4,200           4,200
  Furniture & fixtures......................................        2,590           2,304
                                                                ---------       ---------
    Total property and equipment............................       32,352          29,566
Less: Accumulated depreciation and amortization.............       19,087          16,043
                                                                ---------       ---------
    Net property and equipment..............................       13,265          13,523
Long-term marketable securities.............................        1,491           1,487
Intangible assets, net......................................        6,361           8,657
Other assets................................................        1,081           1,372
                                                                ---------       ---------
                                                                $  88,074       $  89,203
                                                                =========       =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations...............    $      50       $     108
  Line of credit............................................        9,949          10,350
  Accounts payable..........................................        4,222           5,657
  Accrued expenses..........................................       16,871          13,773
  Deferred revenues.........................................        8,730           6,700
                                                                ---------       ---------
    Total current liabilities...............................       39,822          36,588
                                                                ---------       ---------
Long-term obligations, net of current maturities............        2,623           2,657
Stockholders' equity:
  Preferred stock, $.10 par value--
    Authorized--2,000 shares; Issued and
      outstanding--none.....................................           --              --
  Common stock, $.001 par value--
    Authorized--300,000 shares; Issued and
      outstanding--46,697 shares and 44,098 shares at
      September 30, 2000 and December 31, 1999,
      respectively..........................................           47              44
  Additional paid-in capital................................      222,819         214,783
  Deferred compensation.....................................         (244)           (329)
  Accumulated deficit.......................................     (176,993)       (164,540)
                                                                ---------       ---------
    Total stockholders' equity..............................       45,629          49,958
                                                                ---------       ---------
                                                                $  88,074       $  89,203
                                                                =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
REVENUES:
  Product revenues..................................  $11,035    $12,589    $42,108    $ 36,837
  Service revenues..................................   11,302      8,012     31,569      20,920
                                                      --------   -------    --------   --------
    Total revenues..................................   22,337     20,601     73,677      57,757
COST OF REVENUES:
  Product revenues..................................    2,086        850      6,772       2,628
  Service revenues..................................   10,493      4,986     27,180      14,334
                                                      --------   -------    --------   --------
    Total cost of revenues..........................   12,579      5,836     33,952      16,962
                                                      --------   -------    --------   --------
    Gross profit....................................    9,758     14,765     39,725      40,795
OPERATING EXPENSES:
  Selling and marketing.............................   12,608      8,539     35,717      26,396
  Research and development..........................    6,426      5,514     18,884      16,624
  General and administrative........................    4,158      3,559     11,017       9,462
                                                      --------   -------    --------   --------
    Total operating expenses........................   23,192     17,612     65,618      52,482

    Loss from operations............................  (13,434)    (2,847)   (25,893)    (11,687)

  Gain on investment................................      997         --     13,318          --
  Interest income...................................      340        286      1,066         909
  Interest expense..................................     (183)      (170)      (358)       (502)
  Other expense.....................................      (83)        26       (202)       (127)
                                                      --------   -------    --------   --------
Loss before provision for income taxes..............  (12,363)    (2,705)   (12,069)    (11,407)

Provision for income taxes..........................       34         71        384         216
                                                      --------   -------    --------   --------
Net loss............................................  $(12,397)  $(2,776)   $(12,453)  $(11,623)
                                                      ========   =======    ========   ========

Net loss per share-basic and diluted (Note 2(e))....  $ (0.27)   $ (0.06)   $ (0.28)   $  (0.27)
                                                      ========   =======    ========   ========
Weighted average number of common and common
  equivalent shares outstanding-basic and diluted
  (Note 2(e)).......................................   45,785     42,837     45,050      42,445
                                                      ========   =======    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(12,453)  $(11,623)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    3,044       3,470
    Amortization of intangible assets.......................    2,296       2,541
    Deferred Compensation...................................       85         684
  Changes in assets and liabilities:
    Accounts receivable.....................................   (3,269)       (705)
    Prepaid expenses and other current assets...............     (407)     (1,718)
    Accounts payable........................................   (1,435)      1,709
    Accrued expenses........................................    3,098      (2,211)
    Deferred revenues.......................................    2,030       2,496
    Cash used for merger related costs......................       --      (1,898)
                                                              --------   --------
      Net cash used in operating activities.................   (7,011)     (7,255)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................   (2,786)     (1,437)
  Sales (purchases) of marketable securities, net...........    1,358       2,568
  Increase in other assets..................................      291          58
                                                              --------   --------
    Net cash (used in) provided by investing activities.....   (1,137)      1,189
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on line of credit, net...........................     (401)       (650)
  Payments on note payable..................................       --      (5,000)
  Proceeds from the issuance of redeemable convertible
    preferred stock, net of issuance costs..................       --       4,500
  Payments on long-term obligations.........................      (92)       (132)
  Proceeds from employee stock purchase plan................      938       1,125
  Proceeds from exercise of stock options...................    7,101       3,858
                                                              --------   --------
    Net cash provided by financing activities...............    7,546       3,701
                                                              --------   --------
Net decrease in cash and cash equivalents...................     (602)     (2,365)
                                                              --------   --------
Cash and cash equivalents, beginning of period..............   19,258      21,735
                                                              --------   --------
Cash and cash equivalents, end of period....................  $18,656    $ 19,370
                                                              ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period...........................  $   351    $    192
                                                              ========   ========
  Taxes paid during the period..............................  $    91    $     13
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

    (B) REVENUE RECOGNITION

    The Company recognizes revenue in accordance with Statement of Position
(SOP) 97-2, SOFTWARE REVENUE RECOGNITION, as amended by SOP 98-4 and SOP 98-9. The Company generates revenue from two sources: license fees for the use of its products and service revenues for implementation, support, consulting and training related to its products.

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

    The Company uses the residual method when fair value does not exist for one of the delivered elements in a multiple element arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence for the value of professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly,

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

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

    (C) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities of less than 90 days at the time of acquisition. Marketable securities consist of investment grade commercial paper, corporate notes, and obligations of certain municipalities with original maturities of greater than 90 days. The average maturity of the Company's marketable securities was approximately 3 months at September 30, 2000 and 5 months at December 31, 1999.

    (D) TRANSLATION OF FOREIGN CURRENCIES

    The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at period-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average rate in effect during the period. Foreign currency translation and transaction gains or losses for the foreign subsidiaries are included in the accompanying consolidated statements of operations since the functional currency of these subsidiaries is the U.S. dollar. The Company had accounts receivable of $1,260 and $1,036 denominated in foreign currency as of September 30, 2000 and December 31, 1999, respectively.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (E) NET INCOME (LOSS) PER SHARE

    The Company applies SFAS No. 128 EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. For the three months ended September 30, 2000 and 1999, basic outstanding shares were 45,785,000 and 42,837,000, respectively. For the nine months ended September 30, 2000 and 1999, basic outstanding shares were 45,050,000 and 42,445,000 respectively. Diluted net loss per share for the three months and nine months ended September 30, 2000 and 1999 are the same as basic net loss per share, as the inclusion of potential common stock would be anti-dilutive.

    (F) COMPREHENSIVE INCOME (LOSS)

    SFAS 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive net loss is the same as reported net loss for all periods presented.

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

    The Company has three reportable segments (1) Transact/ShopSite, including the licensing and services of Transact and ShopSite products,
(2) content-centric eBusiness applications, including the licensing and services of Content Server, Content Centre, Personalization Centre, Catalog Centre, Integration Centre and Satellite Server and (3) other, which includes the publishing product suite and other discontinued software products.

    During the three and nine months ended September 30, 2000 and 1999, no customer accounted for more than 10% of the Company's revenues. No customer accounted for more than 10% of the Company's accounts receivable balance at September 30, 2000 and December 31, 1999.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table presents the Company's revenues for its reportable segments for the three and nine months ended September 30, 2000 and 1999:

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
Transact/ShopSite product revenues........     $   967         $ 9,710         $13,365         $28,076
Content-centric eBusiness application
  product revenues........................       8,901           1,808          25,269           2,887
Other product revenues....................       1,167           1,071           3,474           5,874
                                               -------         -------         -------         -------
  Total product revenues..................      11,035          12,589          42,108          36,837
                                               -------         -------         -------         -------

Transact/ShopSite service revenues........       7,315           6,483          22,752          16,377
Content-centric eBusiness application
  service revenues........................       3,900           1,000           8,385           2,155
Other service revenues....................          87             529             432           2,388
                                               -------         -------         -------         -------
  Total service revenues..................      11,302           8,012          31,569          20,920
                                               -------         -------         -------         -------
  Total revenues..........................     $22,337         $20,601         $73,677         $57,757
                                               =======         =======         =======         =======

    The following table presents geographical revenues from sources in total and as a percent of total revenues for the three and nine months ended
September 30, 2000 and 1999:

                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                          -----------------------------------------   -----------------------------------------
                             SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                 2000                  1999                  2000                  1999
                          -------------------   -------------------   -------------------   -------------------
North America...........  $12,675       57%     $14,503       70%     $44,757       61%     $41,529       72%
Europe..................    2,405       11%       1,942        9%       6,973        9%       5,764       10%
UK......................    2,911       13%       1,496        7%       6,980       10%       4,134        7%
Netherlands.............    1,586        7%          68        0%       2,753        4%         287        1%
Italy...................    1,463        6%         922        5%       4,584        6%       2,155        4%
Asia....................      679        3%         738        4%       5,242        7%       2,011        3%
Other...................      618        3%         932        5%       2,388        3%       1,877        3%
                          -------      ---      -------      ---      -------      ---      -------      ---
                          $22,337      100%     $20,601      100%     $73,677      100%     $57,757      100%
                          =======      ===      =======      ===      =======      ===      =======      ===

    All of the Company's product sales are shipped from its facilities located in the United States. As of September 30, 2000 and December 31, 1999 all of the Company's assets relate to the Transact/ ShopSite and content-centric eBusiness application segments, except for $7,309 and $10,173, respectively, which are attributable to the other product revenue segment. Substantially all of the Company's long-lived assets are located in the United States.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (H) NEW ACCOUNTING STANDARDS

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

3.  SPECIAL CHARGES

    As a result of the acquisition of FutureTense, Inc. (FutureTense), a software internet content management and delivery company during the fourth quarter of 1999 (See Note 4), the Company incurred one-time costs related to the merger of $4,328. These costs comprised professional fees and other charges of $3,353 and costs to exit contractual obligation and asset impairments of $975. The total cash impact related to the transaction was $3,394 of which $3,057 was paid as of September 30, 2000. The remainder is expected to be paid by the end of the year.

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

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.  ACQUISITIONS (CONTINUED)
    In accordance with Accounting Principles Board Opinion (APB) No. 16, the following information presents Statement of Operations data for the periods preceding the merger:

                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                            ------------------   ------------------
Open Market
  Revenues................................       $18,014              $52,160
  Net Loss................................        (1,086)              (6,251)
FutureTense
  Revenues................................       $ 3,022              $ 6,032
  Net Loss................................        (1,692)              (5,374)

5.  INVESTMENT IN SIGHTPATH, INC.

    In June 1998, Open Market, Inc. and SightPath, Inc. (formerly known as Clearview Technologies, Inc.) entered into an agreement whereby Open Market assigned to SightPath rights to a pending patent application by David Gifford, a founder of Open Market, Inc. and SightPath, Inc., in exchange for 291,667 shares of Series A Convertible Preferred Stock of SightPath, Inc..

    On March 29, 2000, Cisco Systems, Inc. announced a definitive agreement to acquire all outstanding shares and options of SightPath, Inc. in exchange for Cisco common stock. The merger was effective as of May 16, 2000 and the conversion ratio was .7933703 which resulted in the issuance of 231,399 common shares of Cisco Systems, Inc. Approximately 10% of the shares will be held in escrow for a period of one year. At May 16, 2000, the Company realized a net gain on investment of $12,071, or $0.25 per share, based on a closing price of $60.563 per common share. On June 30, 2000, the Company then recognized an unrealized gain on investment of $625 to record the fair value of $63.563 per common share of Cisco Systems, Inc. On August 4, 2000, the Company sold 208,259 shares of Cisco Systems, Inc. common stock for an average price of $65.35 per share resulting in proceeds of $13,609 and an additional net gain on investment of $997.

6.  CONTINGENCIES

CLASS ACTION SUIT

    The Company is aware of six putative class actions that were filed between June 14, 2000 and August 10, 2000, against the Company and certain of its officers and directors in the United States District Court for the District of Massachusetts. These actions, each filed on behalf of an alleged class of Company shareholders who purchased their common stock between November 8, 1999 and April 18, 2000, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs are seeking monetary damages and other appropriate relief. The defendants believe they have meritorious defenses to the foregoing matters, but cannot predict their outcome. Plaintiffs have notified defendants of their intention to file a single, consolidated complaint to which the defendants shall have 45 days to respond.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.  SUBSEQUENT EVENTS

RESTRUCTURING

    On October 10, 2000, the Company announced that it will be taking steps, which include a workforce reduction, a shift in its professional services model and a divestiture of its ShopSite business, intended to reduce expenses and align investments with new strategies for profitability and long-term revenue growth. The Company will record a restructuring charge of $6 million to $7 million in the fourth quarter of 2000, which includes goodwill related to ShopSite of approximately $3.3 million. This restructuring charge is intended to reduce expenses by $3 million to $4 million per quarter.

SALE OF FACILITY IN PROVO, UTAH

    On October 27, 2000, the Company completed the sale of its facility in Provo, Utah, which includes the building, land, and furniture, for $4,100 from which the Company repaid its outstanding mortgage of $2,679 on the property and will realize a net gain from the sale of $150 in the fourth quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING FINANCIAL DATA IS PRESENTED IN THOUSANDS.

OVERVIEW

    We develop and provide content-centric eBusiness application software that enables our customers to effectively manage interactions with their site visitors, customers, and channels. Our customers use our software products to build and operate a wide variety of internet, intranet, and extranet applications, including applications that enhance employee productivity, inform and entertain site visitors, sell goods and services, build customer relationships, and strengthen distribution channels. Using our software products, our customers can deliver information and services in any internet format, including traditional Web content, streaming media, email, text messages and XML data streams, and to any internet device, including personal computers, personal digital assistants, customer or channel partner systems, mobile telephones and other wireless devices.

    Our software products acquire, manage, and deliver a broad range of information assets employed by internet applications, including articles, product descriptions, images, media clips, visitor profiles and preferences, customer segment definitions, personalization rules, promotions, business rules, orders and other asset types defined by our customers. We accelerate the business processes associated with these assets by providing flexible workflow capabilities, rich application functionality, and web browser user interfaces for business users. We enable our customers to integrate their eBusiness applications with their existing systems, exchanging information assets and business rules, and extending the services of those systems directly to employees, customers, and partners. And, we provide unique high performance dynamic content delivery capabilities, enabling our customers to provide personalized user experiences on a large scale.

    We recognize revenue in accordance with Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, as amended. We generate revenues from two sources: license fees for the right to use our products and service revenues for technical support, consulting and training related to our products. We recognize license fee revenues upon licensing and delivery of the software if there is persuasive evidence of an agreement, there are no significant post-delivery obligations and customer acceptance is not required. If the license is subject to customer acceptance or significant post-delivery obligations, we defer the revenue recognition of the license fee until customer acceptance has occurred or the post-delivery obligations have been met. We typically execute separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional service arrangement. We have established sufficient vendor specific objective evidence for the value of professional services, training, and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized.

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

    Our service revenues derive from a wide variety of contracted services for technical support, consulting and training related to our products. We charge fees for maintenance and support based on a percentage, generally 16% to 22% of the corresponding license fee, and recognize these fees ratably over the life of the contract. Our maintenance agreements provide for product upgrades and enhancements and technical support in the form of telephone or on-site assistance. These agreements are renewable at the election of the customer. Accordingly, our maintenance and technical support revenues are typically a function of new product licenses and the annual renewal of maintenance agreements. We also generate revenues from professional services, which include implementation and technical consulting, and from education services, including on-site and online training services. We recognize revenues from professional and education services as such services are performed.

    We report our revenues according to three operating segments:
Transact/ShopSite, content-centric eBusiness applications and other revenue. Our Transact/ShopSite revenues include license fees and service revenues from our Transact and ShopSite products. Our content-centric eBusiness revenues include license fees and service revenues from our Content Server suite of integrated products. The other revenues relate, historically, to license fees and service revenues generated from the software publishing tools acquired from Folio and other products, certain of which have been discontinued. Subsequent to June 1999, other revenues relate primarily to the royalties received from NextPage in accordance with our strategic arrangement.

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

    Our customer base is diversified, with no single customer representing greater than 10% of our total revenues for the three and nine months ended September 30, 2000 and 1999.

                             RESULTS OF OPERATIONS

REVENUES

                                     THREE-MONTHS ENDED                     NINE-MONTHS ENDED
                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                     -------------------   % CHANGE FROM   -------------------   % CHANGE FROM
                                       2000       1999      PRIOR YEAR       2000       1999      PRIOR YEAR
                                     --------   --------   -------------   --------   --------   -------------
Transact/ShopSite revenues.........  $ 8,282    $16,193         (49)%      $36,117    $44,453         (19)%
Content-centric eBusiness
  application revenues.............   12,801      2,808         356 %       33,654      5,042         567 %
Other revenues.....................    1,254      1,600         (22)%        3,906      8,262         (53)%
                                     -------    -------                    -------    -------
Total revenues.....................  $22,337    $20,601           8 %      $73,677    $57,757          28 %
                                     =======    =======                    =======    =======

    For the three and nine months ended September 30, 2000, total revenues grew $1,736 and $15,920, respectively, from the comparable prior year periods.

PRODUCT REVENUES

                                     THREE-MONTHS ENDED                     NINE-MONTHS ENDED
                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                     -------------------   % CHANGE FROM   -------------------   % CHANGE FROM
                                       2000       1999      PRIOR YEAR       2000       1999      PRIOR YEAR
                                     --------   --------   -------------   --------   --------   -------------
Transact/ShopSite product
  revenue..........................  $   967    $ 9,710         (90)%      $13,365    $28,076         (52)%
Content-centric eBusiness
  application product revenue......    8,901      1,808         392 %       25,269      2,887         775 %
Other product revenue..............    1,167      1,071           9 %        3,474      5,874         (41)%
                                     -------    -------                    -------    -------
Total product revenue..............  $11,035    $12,589         (12)%      $42,108    $36,837          14 %
                                     =======    =======                    =======    =======

    For the three months ended September 30, 2000, total product revenues decreased $1,554 as compared to the same period of the prior year. Product revenues for the period accounted for approximately 49% of total revenues compared to 61% in the prior year. The decrease was primarily a result of a 90% decline in Transact licensing revenues as compared to the same period of the prior year. Two factors contributed to the decline in Transact revenues, 1) the realignment of the North American sales organization led to fewer orders being closed and 2) the average revenue generated by Transact licenses declined because of a decrease in demand from our enterprise customers. Growth in content-centric eBusiness application product revenues of $7,093 or 392% partially offset the decline in the Transact revenues.

    Total product revenues for the nine months ended September 30(,) 2000 increased $5,271 or 14% as compared to the same period of the prior year. Product revenues for the period accounted for approximately 57% of total revenues as compared to 64% in the prior year. For the nine months ended September 30, 2000, Transact/ShopSite product revenue declined $14,711 or 52% as compared to the nine months ended September 30, 1999. The decrease was primarily a result of a decline in demand for our Transact product from our enterprise customers. During the nine months ended September 30, 2000, the number of Transact licenses sold to our enterprise customers declined when compared to the same period of the prior year. Growth in the content-centric eBusiness application product revenues of $22,382 or 775% was due primarily to an increase in the number of units sold as well as higher average revenue per unit.

    Other product revenue for the three and nine months represented royalty revenue from the NextPage master distribution agreement for the Folio software products. In June 1999, we formed a strategic relationship with NextPage and granted NextPage, for a three-year period, exclusive worldwide marketing and distribution rights for the software publishing tools we acquired from Folio. This relationship allowed us to reduce our cost structure and provided us with minimum royalty payments from NextPage of $1,167 per quarter through June 2002.

SERVICE REVENUES

                                     THREE-MONTHS ENDED                     NINE-MONTHS ENDED
                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                     -------------------   % CHANGE FROM   -------------------   % CHANGE FROM
                                       2000       1999      PRIOR YEAR       2000       1999      PRIOR YEAR
                                     --------   --------   -------------   --------   --------   -------------
Transact/ShopSite service
  revenue..........................  $ 7,315     $6,483          13 %      $22,752    $16,377          39 %
Content-centric eBusiness
  application service revenue......    3,900      1,000         290 %        8,385      2,155         289 %
Other service revenue..............       87        529         (84)%          432      2,388         (82)%
                                     -------     ------                    -------    -------
Total service revenue..............  $11,302     $8,012          41 %      $31,359    $20,920          51 %
                                     =======     ======                    =======    =======

    For the three months ended September 30, 2000, total service revenues increased $3,290 as compared to the same period of the prior year. Service revenues accounted for 51% of total revenues as compared to 39% of the prior year period. The growth in the Transact/ShopSite service revenue was due primarily to an increase in professional service revenue from consulting projects that were entered into throughout the year. Content-centric eBusiness application service revenues increased as a result of new content product license business, as well as an increase in maintenance and support revenue from new customers and renewals from installed customers. Other service revenues for the three months ended September 30, 2000 declined 84%. The decline was due to the elimination of service revenue related to the Folio publishing segment. We do not expect to derive significant Folio service revenues during the term of the strategic arrangement with NextPage.

    For the nine months ended September 30, 2000, total service revenues increased $10,439 or 51% as compared to the same period of the prior year. The growth of $6,375 or 39% in the Transact/ ShopSite service revenue for the nine months was due to increases in consulting and maintenance and support revenues as compared to the same period of the prior year. Content-centric eBusiness application service revenues increased by $6,230 as a direct result of new content product license business, as well as increases in maintenance and support revenue from new customers and renewals from installed customers. Other service revenues for the nine months ended September 30, 2000 declined 82%. The decline was due to the elimination of service revenue related to the Folio publishing segment.

COST OF PRODUCT REVENUES

                                                                 THREE-MONTHS           NINE-MONTHS
                                                                     ENDED            ENDED SEPTEMBER
                                                                 SEPTEMBER 30,              30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Cost of product revenues....................................   $2,086      $850      $6,772     $2,628
Percentage of total product revenues........................       19%        7%         16%         7%
Product gross margin........................................       81%       93%         84%        93%

    Cost of product revenues consist primarily of third party licensing royalties related to our products.

    For the three and nine months ended September 30, 2000, cost of product revenues increased primarily as a result of growth in content-centric eBusiness application product revenues and an increase in costs for third party licensing royalties related to our products. Our content-centric eBusiness application products carry higher third party costs than our Transact products. As a result, we believe that our cost of product revenues as a percentage of product revenues will be in the range of 16% to 20% for the foreseeable future.

COST OF SERVICE REVENUES

                                                           THREE-MONTHS ENDED     NINE-MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           -------------------   -------------------
                                                             2000       1999       2000       1999
                                                           --------   --------   --------   --------
Cost of service revenues.................................  $10,493     $4,986    $27,180    $14,334
Percentage of total service revenues.....................       93%        62%        86%        69%
Service gross margin.....................................        7%        38%        14%        31%

    Costs of service revenues consist primarily of costs for personnel and outside consultants.

    For the three months ended September 30, 2000, cost of service revenues increased primarily as a result of growth in our professional services business and increased costs related to outside consulting expenses and personnel recruitment. For the three months ended September 30, 2000, outside consulting expenses increased $3,299 and travel, recruiting, and training costs increased $475 from the comparable prior year period. The decrease in service gross margin was attributed primarily to our increased use of outside consultants to meet increased demand for our consulting services.

    For the nine months ended September 30, 2000, cost of service revenues increased to $27,180 from $14,334 in the comparable prior year period. The increase is primarily a result of the additional headcount needed to meet the demand for our consulting services. Specifically, employee related expenses increased $1,537 and consulting expense increased $8,668. The decrease in service gross margin is attributable to the increase in the use of outside consultants to meet our customers needs.

OPERATING EXPENSES

                                     THREE-MONTHS ENDED                     NINE-MONTHS ENDED
                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                     -------------------   % CHANGE FROM   -------------------   % CHANGE FROM
                                       2000       1999      PRIOR YEAR       2000       1999      PRIOR YEAR
                                     --------   --------   -------------   --------   --------   -------------
Selling and marketing..............  $12,608    $ 8,539          48 %      $35,717    $26,396          35 %
Research and development...........    6,426      5,514          17 %       18,884     16,624          14 %
General and administrative.........    3,393      2,662          27 %        8,721      6,862          27 %
Amortization of intangibles........      765        897         (15)%        2,296      2,600         (12)%
                                     -------    -------                    -------    -------
Total operating expenses...........  $23,192    $17,612          32 %      $65,618    $52,482          25 %
                                     =======    =======                    =======    =======

SELLING AND MARKETING

    Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and outside marketing consultants, as well as the costs associated with marketing programs, industry tradeshows, sales seminars, advertising, and product literature.

    For the three months ended September 30, 2000, selling and marketing expenses increased to $12,608 from $8,539 in the comparable prior year period. The increase was attributed primarily to increases in employee-related expenses, recruiting fees, and marketing and promotional efforts. For the three months ended September 30, 2000, we realized increases of $1,456 in employee related expenses over the same period last year, which included an increase of $623 for commission expenses related to the increase in revenues. Also, for the three months ended September 30, 2000, recruiting fees increased $239 from the comparable prior year period as a result of aggressive hiring efforts related to the reorganization of our North American field sales organization.

    For the nine months ended September 30, 2000, selling and marketing expenses increased to $35,717 from $26,396 as compared to the prior year period. The increase was primarily attributed to an increase in employee related costs of $4,445. Also contributing to the increase was an additional $2,414 of marketing and promotional expenses, $1,064 of travel and sales meeting expenses, $384 of office related expenses, and $883 of recruiting and relocation expenses compared to the same period last year.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain licensed technology and equipment and facilities costs related to such activities.

    For the three months ended September 30, 2000, research and development expenses increased to $6,426 from $5,514 in the comparable prior year period. The increased headcount needed for new product enhancements and releases in the third quarter resulted in increased costs of approximately $691 from the comparable prior year period. In addition, for the three months ended
September 30, 2000, recruiting expenses increased approximately $154 from the comparable prior year period to meet hiring needs in the research and development organization.

    For the nine months ended September 30, 2000, research and development expenses increased to $18,884 from $16,624 in the comparable prior year period. The increase is primarily attributed to additional headcount needed for new product releases as well as product enhancements throughout the current year which resulted in an increase of $785 in employee related expenses, $488 in consulting expense and $316 in hardware leases. Also contributing to the increase in research and development expenses, was an increase in localization expense of $314 in order to meet the needs of our international customers.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of the cost of finance, management and administrative personnel and legal and other professional fees.

    For the three months ended September 30, 2000, general and administrative expenses increased to $3,393 from $2,662 in the comparable prior year period. The increase was attributed primarily to an increase in bad debt expense and the related allowance for doubtful accounts of $747, which have increased in proportion to the increase in the accounts receivable balance.

    For the nine months ended September 30, 2000, general and administrative expenses increased to $8,721 from $6,862 in the comparable prior year period. The increase was primarily attributed to an increase in bad debt expense and the related allowance for doubtful accounts of $1,940. In addition, there was an increase in office related expenses of $963, which includes office rental expense and utilities expense. The increase was slightly offset by a decrease in depreciation expense of $533, which can be attributed to the retirement of fixed assets and a decrease in capital expenditures.

AMORTIZATION OF INTANGIBLES

    For the three months ended September 30, 2000, amortization of intangibles, primarily resulting from the acquisitions or mergers of Folio, ICentral and Mission Critical, an acquisition by FutureTense, decreased to $765 from $897 in the comparable prior year period. The decrease was attributed to fully amortized intangible assets of FutureTense at the end of fiscal 1999.

    For the nine months ended September 30, 2000, amortization of intangibles decreased to $2,296 from $2,600. The decrease was attributed to fully amortized intangible assets of FutureTense at the end of fiscal 1999.

NON-OPERATING INCOME (EXPENSE)

    Interest income represents interest earned on cash, cash equivalents and marketable securities.

    For the three months ended September 30, 2000, interest income increased to $340 from $286 in the comparable prior year period. The increase was primarily a result of higher average returns on investments in cash, cash equivalents and marketable securities.

    For the nine months ended September 30, 2000, interest income increased to $1,066 from $909 in the comparable prior year period. The increase was primarily a result of higher average returns on investments in cash, cash equivalents and marketable securities.

    Interest expense relates to the interest charged on our line-of-credit and long-term obligations.

    For the three months ended September 30, 2000, interest expense increased to $183 from $170 in the comparable prior year period.

    For the nine months ended September 30, 2000, interest expense decreased to $358 from $502 in the comparable prior year period. The decrease was attributed primarily to the retirement of a note payable in 1999 related to the Folio acquisition.

    Other income/expense primarily represents foreign currency translation gains and losses.

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In our case, the changes in equity included in comprehensive income are comprised of the reported net income for all periods' presented and unrealized gains on investments.

    For the three months ended September 30, 2000, we recorded a gain on investment of $997 on the sale of 208,259 shares of Cisco stock sold on August 4, 2000.

    For the nine months ended September 30, 2000, we realized a gain on investment of $13,318, of which $12,321 was realized on the conversion of 291,667 shares of SightPath, Inc. preferred stock (formerly known as Clearview Technologies) to 208,259 shares of Cisco Systems common stock on May 16, 2000 and the remaining $997 was realized on August 4, 2000 when the shares of Cisco were sold for an average price of $65.35 per share.

PROVISION FOR INCOME TAXES

    For the three months ended September 30, 2000, provision for income taxes decreased to $34 from $71 in the comparable prior year period. These amounts are provisions for foreign income taxes.

    For the nine months ended September 30, 2000, provision for income taxes increased to $384 from $216 in the comparable prior year period. Approximately $250 related to income taxes on the gain on our investment in SightPath, Inc. preferred stock.

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

NET INCOME/LOSS

    For the three months ended September 30, 2000, net loss was $12,397, or $0.27 per share, including a net gain of $997, or $0.02 per share, from our sale of 208,259 shares of Cisco Systems, Inc. common stock. Excluding the net gain from investment, net loss was $13,393, or $0.29 loss per share. This compared to a net loss of $2,776, or $0.06 loss per share, for the three months ended September 30, 1999.

    For the nine months ended September 30, 2000 and 1999, net loss was $25,521, or $0.57 loss per share, excluding the net gain from investment, and $11,623, or $0.27 loss per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, we had $30,327 in cash, cash equivalents and marketable securities, a decrease of $1,964 from December 31, 1999.

    Our operating activities used cash and cash equivalents of $7,011 and $7,255 for the nine months ended September 30, 2000 and 1999, respectively, to fund our operations. The decrease in cash used in operating activities resulted from an increase in our accrued expenses of $5,309 and a decrease in prepaid expenses and other current assets of $1,311. Offsetting this decrease are several factors, which include an increase in accounts receivable of $2,564 and a decrease in accounts payable of $3,144.

    Our investing activities for the nine months ended September 30, 2000 used cash and cash equivalents of $1,137 as compared to our investment activities for the comparable prior year period that provided cash and cash equivalents of $1,189. For the nine months ended September 30, 2000, the primary source of cash from investing activities was $1,358 from the sale of marketable securities. Specifically, we realized a gain of $13,609 from the sale of our shares of Cisco Systems, Inc. common stock on August 4, 2000. This was offset by purchases of property and equipment in the amount of $2,786. In the comparable prior year period, the primary source of cash from investing activities was $2,568 related to the sale of marketable securities, which was partially offset by purchases of property and equipment of $1,437.

    Our financing activities provided cash and cash equivalents of $7,546 and $3,701 for the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, the primary source of cash from financing activities was $8,039 from the issuance of common stock under our stock option and stock purchase plans. This was partially offset by payments made on our line of credit of $401. In the comparable prior year period, cash and cash equivalents provided by financing activities consisted of $4,500 related to the sale of redeemable preferred stock and $4,983 from the issuance of common stock under our stock option and stock purchase plans. These provisions were partially offset by the repayment of a $5,000 note payable in connection with the Folio acquisition.

    In July 1998, we obtained a $2,800 mortgage loan, on a Provo, Utah building, which bears interest at the fixed rate of 8.5%. The mortgage principal payments are based upon a 20-year term with a balloon payment of $2,468 due on June 19, 2003. On October 27, 2000, the Company sold the facility and repaid its outstanding mortgage of $2,679.

    We have an unsecured credit facility arrangement with a bank that provides up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate, which was 9.5% at September 30, 2000. We are required to comply with certain restrictive covenants under this agreement and the line is collateralized by our accounts receivable. We were in compliance with all such covenants as of September 30, 2000. At September 30, 2000, our borrowings under this facility were $9,949 with availability of $5,051 under this line. This line expired on October 1, 2000 and the Company is currently negotiating the terms for the renewal of this line.

    At December 31, 1999, we had net operating loss carry-forwards for income tax purposes of approximately $127,000. These losses are available to reduce federal and state taxable income, if any, in future years. These losses are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period that are in excess of 50%. While we believe that we have experienced a change in ownership in excess of 50%, we do not believe that this change in ownership will significantly impact our ability to use our net operating loss carry-forwards.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

INTRODUCTION

    This quarterly report on Form 10-Q contains certain forward-looking statements. For this purpose, any statements we have used that are not statements of historical fact may be considered forward-looking statements. We have used "believes," "anticipates," "plans," "expects," and similar expressions. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements made in this quarterly report and those presented elsewhere by management from time to time. Some of the important risks and uncertainties that may cause our operating results to differ materially or adversely are discussed below.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND THESE LOSSES MAY CONTINUE IN THE FUTURE WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

    We have experienced operating losses in each quarterly and annual period since our inception and these operating losses may continue in the future. We incurred net losses of $62.5 million for the year ended December 31, 1997, $37.0 million for the year ended December 31, 1998, and $19.8 million for the year ended December 31, 1999. As of September 30, 2000, our accumulated deficit was $177 million. We expect to continue to make significant investments to broaden the range of our product offerings and expand our sales and marketing and technical personnel. These efforts will require significant capital expenditures, a substantial portion of which we will make long before any corresponding revenue may be realized. We may never achieve profitability, and if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR OPERATING RESULTS ARE LARGELY DEPENDENT UPON THE CONTINUED DEVELOPMENT AND GROWTH OF INTERNET COMMERCE.

    The market for our Internet products and services is rapidly evolving and has an increasing number of market entrants that have introduced and developed products and services for Internet commerce that compete with ours. Our future operating results depend upon the development and growth of the market for Internet-based packaged software applications, including electronic commerce applications. The widespread acceptance of the Internet as a sales, marketing, order receipt and processing medium is highly uncertain and subject to a number of risks. The following critical issues remain unresolved and may impact the growth of Internet commerce:

    - security;

    - reliability;

    - ease of use;

    - service; and

    - government regulation.

    If the Internet commerce market fails to continue to develop or develops more slowly than expected, our business and prospects will suffer.

WE MAY HAVE DIFFICULTY IN PREDICTING OUR QUARTERLY RESULTS, AND THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE IF OUR OPERATING RESULTS DO NOT MEET EXPECTATIONS.

    Our operating results in recent quarters have fallen below the expectations of some securities analysts and investors and may not meet such expectations in future quarters. As a result, the market price of our common stock may decline. We have difficulty predicting our quarterly results in part because the sales cycle for our products is lengthy. The licensing of our products generally involves a significant commitment of resources by our prospective customers, and we are often required to provide a significant level of education to them regarding the use and benefits of our products. This process can be time consuming. The lengthy delays associated with the sales cycle affect the timing of our revenue recognition and make it difficult to predict our quarterly results.

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

IF LIMITATION ON THE ONLINE COLLECTION OF PROFILE INFORMATION ARE IMPOSED, THE UTILITY OF THE PERSONALIZATION FUNCTIONALITY OF OUR PRODUCTS WOULD BE LIMITED AND WE MAY NOT ATTRACT A SIGNIFICANT NUMBER OF NEW CUSTOMERS.

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

WE MAY EXPERIENCE DIFFICULTY IN ATTRACTING AND RETAINING MEMBERS OF OUR KEY SENIOR MANAGEMENT TEAM AND OTHER HIGHLY QUALIFIED INDIVIDUALS IN THE INTERNET INDUSTRY.

    Our ability to establish and maintain a position of technology leadership in the highly competitive e-business software market depends in large part upon our ability to attract and retain highly qualified managerial, sales and technical personnel. We have recently experienced the departure of several senior executives and may have difficulty in attracting new executives due to competition for talent from start-ups and other companies. Our future success also depends on our continuing to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If our stock price continues to decline, we may face a difficult and significant task of motivating key personnel to stay committed to us.

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

    - sales productivity; and

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

IF WE ARE UNABLE TO RESTRUCTURE OUR OPERATIONS EFFECTIVELY, WE MAY NOT REALIZE EXPECTED COST SAVINGS AND INCREASED REVENUES

    We are currently pursuing a business plan that, if successfully implemented, will cause us to restructure our operations to reduce expenses by streamlining our workforce and realigning resources across business segments to appropriately support each segment's customer base. In addition, we may transition our professional services organization to focus on higher-margin design assurance services for partners. This restructuring will require significant time commitments from our senior management team and restrict its ability to pursue other projects. We may experience a decline in product and services revenues and a loss of customers as a result of changing the mix of products and services to which we devote our development and marketing efforts without realizing any benefits.

WE ARE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

    Our international activities expose us to numerous additional risks. In the quarter ended September 30, 2000, we derived approximately 43% of our total revenues from sales outside North America. We currently have eight offices in Europe and Asia. A key component of our business strategy is to expand our international activities. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including the following:

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

WE ARE DEPENDENT ON THIRD PARTY TECHNOLOGY, AND IF WE ARE UNABLE TO LICENSE THIS TECHNOLOGY OR IF DEFECTS IN THIS TECHNOLOGY EXIST, OUR PRODUCT SHIPMENTS COULD BE DELAYED.

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

THE IMPOSITION OF SALE AND OTHER TAXES ON PRODUCTS SOLD BY OUR CUSTOMERS OVER THE INTERNET COULD HAVE A NEGATIVE EFFECT ON ONLINE COMMERCE AND, AS A RESULT, ON DEMAND FOR OUR PRODUCT.

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

WE ARE PARTY TO SECURITIES CLASS ACTION LITIGATION WHICH MAY BE COSTLY TO DEFEND AND THE OUTCOME OF WHICH IS UNCERTAIN AND MAY HARM OUR BUSINESS.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    FOREIGN EXCHANGE HEDGING. The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at quarter end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the quarter. Foreign currency translation and transaction gains or losses for our subsidiaries are included in the accompanying consolidated statements of operations since the functional currency for our subsidiaries is the U.S. dollar. The Company had accounts receivable of $1,260 and $1,036 denominated in foreign currency as of September 30, 2000 and December 31, 1999, respectively.

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

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) See Exhibit Index following signature page to this 10-Q.

    (b) On July 25, 2000, Open Market, Inc. announced that effective July 25, 2000, Ron Matros, resigned as the Company's President and Chief Executive Officer, and that Harland LaVigne, a current member of the Company's Board of Directors, will serve as interim President and Chief Executive Officer of the Company. The Current Report on Form 8-K reporting this event was filed with the Securities and Exchange Commission on August 7, 2000.

    On October 18, 2000, Open Market, Inc. announced that effective in early November 2000, Betty J. Savage will resign as the Company's Vice President and Chief Financial Officer. The Current Report on Form 8-K reporting this event was filed with the Securities and Exchange Commission on October 26, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                       OPEN MARKET, INC.
                                                       (Registrant)

Date: November 14, 2000                                By:             /s/ HARLAND LAVIGNE
                                                            -----------------------------------------
                                                                         Harland LaVigne
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 14, 2000                                By:             /s/ ANNMARIE RUSSELL
                                                            -----------------------------------------
                                                                         Annmarie Russell
                                                                    VICE PRESIDENT OF FINANCE
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------
        10.1            Real Estate Purchase and Sale Agreement dated August 23,
                          2000.

        10.2            Amendment to the Real Estate Purchase and Sale Agreement
                          dated August 23, 2000.

        27.1            Financial Data Schedule for the quarter ended September 30,
                          2000.