Form 10-K
period 2000-12-31
OPEN MARKET INC
filed 2001-04-02
CIK 926019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K

                      FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 28, 2001, the aggregate market value of the Registrant's voting securities held by non-affiliates of the Registrant was approximately $52,150,181.

    As of March 28, 2001, 46,906,717 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

    Portions of the Proxy Statement for the Annual Meeting of Stockholders expected to be held in June 2001 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

 1.                     Business....................................................      3

 2.                     Properties..................................................     15

 3.                     Legal Proceedings...........................................     15

 4.                     Submission of Matters to a Vote of Security Holders.........     15

                                           PART II

 5.                     Market for the Registrant's Common Equity and Related
                        Stockholder Matters.........................................     16

 6.                     Selected Consolidated Financial Data........................     16

 7.                     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     17

 7A.                    Quantitative and Qualitative Disclosure About Market Risk...     34

 8.                     Consolidated Financial Statements and Supplementary Data....     34

 9.                     Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     63

                                           PART III

10.                     Directors and Executive Officers of the Registrant..........     64

11.                     Executive Compensation......................................     64

12.                     Security Ownership of Certain Beneficial Owners and
                        Management..................................................     64

13.                     Certain Relationships and Related Transactions..............     64

                                           PART IV

14.                     Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................     64

                                     PART I

                                ITEM 1. BUSINESS

    Open Market is a provider of enterprise content management and delivery application software. Our software solutions are designed to enable businesses and other organizations to use the Internet to optimize interactions with their site visitors, employees, customers and distribution channels, in order to reduce costs, accelerate business processes, gain market share, establish new revenue streams and compete in the new online economy. We believe that quality interactions result from the reliable and timely exchange of compelling and accurate information, and a consistent series of quality interactions is the key to building and sustaining business relationships.

    We build our software based on two core beliefs. First, information, or content, is a strategic asset, and world-class organizations strive to excel at managing crucial information. For these organizations, the Internet introduces new information management challenges and opportunities. Second, web applications managing this crucial information must be reliable, scalable, flexible and open. This puts new requirements on how eBusiness application software needs to be developed and delivered.

    Companies use our software to build and operate captivating web sites, rich product catalogs, self-service applications and web services for their distribution channels, marketplaces and customers. Our products acquire content from people and systems, manage that information through approval and workflow processes, and then disseminate it in personalized delivery formats to trading partners' systems and to a variety of presentation devices, including web browsers, wireless devices, personal digital assistants and e-mail. These eBusiness applications, which we call "content-driven eBusiness solutions" are designed to enable companies to reduce costs, strengthen customer loyalty and establish new revenue streams.

    Our focus on content-driven eBusiness solutions marks an important shift in our strategy. As we began 2000, our strategy was to provide a broad suite of eBusiness software solutions, addressing both the (i) e-commerce and (ii) web content management segments of the internet infrastructure market. In
October 1999, we completed the acquisition of FutureTense, Inc., which added web content management software to our product offerings. The FutureTense products for web content management, plus our existing Transact-TM- system for web order management, comprised our suite of e-commerce software solutions for large businesses. We also addressed small and medium-size businesses through application service providers (ASPs) who host and resell our software as a network service. Our ShopSite catalog-builder plus Transact-TM- comprised our suite of e-commerce software solutions for ASPs. During the year, however, ASP spending on e-commerce software slowed as adoption by small and medium-size businesses did not meet their expectations. We also experienced a decline in Transact-TM- sales to large businesses, reflecting their evolving desire to integrate web orders into existing order systems instead of installing an additional order management system for independent web business units.

    As 2000 progressed, our content management products, based on the FutureTense acquisition, coupled with new content management and delivery products we introduced during 2000, experienced strong growth and by year-end represented a majority of our revenue. Reflecting these shifts in demand, and the underlying favorable market dynamics for content management and delivery solutions, we announced a change in strategy and a restructuring plan in October 2000. Under this restructuring plan, we have focused all of our efforts on content-driven eBusiness solutions and an expanded product line for content management and content delivery.

    In the Internet infrastructure industry, our software is generally called a "content management and delivery system." According to Forrester's eBusiness TechRankings-TM-, our content management software rated number one for three consecutive months, starting in December 2000. Our content-driven eBusiness solution software has been licensed by nearly 300 customers in 39 countries, including publishers and media companies such as The McGraw-Hill Companies, FT.com (The Financial Times Group) and The New York Times Company; financial services companies such as J.P. Morgan Chase, GE Capital and The Hartford Financial Services Group; and manufacturers such as 3Com, BASF and Milacron.

CHALLENGES RELATED TO THE CONTINUED GROWTH OF THE INTERNET

    We believe customers place significant value on managing information as a strategic asset, and the Internet has provided pervasive and powerful new ways to move information within and across organizations. Early adopters of eBusiness solutions are using the Internet to exchange information more effectively, reduce costs, strengthen customer loyalty and create new revenue streams. We believe the continued growth of the Internet promises new opportunities for innovative applications and business benefits. But, the growth of the Internet also presents new challenges.

    VOLUME OF INFORMATION. The combination of Internet and computing advances is driving the creation of increasingly large amounts of unique new information every year. According to a study released in October 2000 by the University of California at Berkeley entitled "How Much Information," 250 megabytes of unique new information was created for every man, woman and child on the planet in the year 2000 (250 megabytes is roughly equivalent to the information in 250 books). Further, this type of information is projected to double every year for the foreseeable future. We believe the sheer volume of online information that organizations must manage strains existing systems and creates the need for new solutions to describe, manage, and utilize a rapidly growing base of information.

    VELOCITY OF INFORMATION. The growth of the Internet is also accelerating the speed of information exchange. Next generation wireless networks promise to expand data rates from 9.6 kilobits per second (kbps) today to 64 or 144 kbps. Broadband technologies are already providing wired users with a 25X boost in Internet access bandwidth compared to dial-up data rates. With higher data rates, we believe businesses will use more rich media, such as audio and video, to enable new applications and continue to improve the user experience. We believe the accelerating rate of information delivery to organizations and the demand for information at higher data rates to customers creates the need for new systems that can accept, process and deliver information at higher speeds.

    VISIBILITY OF INFORMATION. According to the Pew Internet & American Life Project, 56 percent of all adults in the U.S. had Internet access in the second half of 2000, which was an increase of 9 percent over the first half of the year. We believe the number of people with Internet access will continue growing worldwide, as will the amount of time each user spends online. We also believe users will connect to the Internet with a growing variety of devices, including wireless phones, personal digital assistants, personal computers and new Internet appliances. While a growing base of users makes new applications possible, we believe it also increases application complexity, since information must be personalized for each user and their device of choice. We believe it also increases the impact of errors, since mistakes are visible by an ever larger connected population. This expanding visibility of information creates the need for software solutions that can scale reliably with growing user populations.

    VOLATILITY OF INFORMATION. The growth of the Internet and computing technologies has also enabled information to change more rapidly. More people have access to personal computers, office productivity software, and Internet connections, enabling them to more easily create and modify information. In the increasingly competitive economy, changes must be conveyed rapidly to information consumers. We believe organizations need software solutions that enable information owners to easily and quickly make changes, and then rapidly send those changes to a variety of destinations.

BUSINESS PROBLEMS THAT NEED TO BE SOLVED

    The volume, velocity, visibility and volatility of information driven by the Internet presents both risks and opportunities. Poorly managed information can result in increased costs and missed opportunities. Yet managing information effectively can yield increased competitive advantage. In our experience, organizations seeking to take advantage of the Internet encounter three business problems as they struggle with increasingly large amounts of rapidly changing information that moves more quickly to ever larger audiences.

    FRAGMENTED WEB OPERATIONS. Many large organizations today find that web initiatives have been established in several different divisions or business units. Each business unit has formed its own web team and has built or bought their own web technologies. Information has become replicated in each group's web sites. Changes and updates have to be implemented by each group in their respective systems, so they are labor-intensive and slow. In addition, they are often trouble-prone since one or more web sites may be overlooked. Organizations are seeking solutions to consolidate redundant web teams and duplicate technologies. They also seek solutions to eliminate inconsistent copies of information, enforce consistent presentation of their brand identity and reduce the time required to implement changes.

    CONTENT-CHOKED & CONTENT-DRIVEN. The Internet drives organizations of all sizes across a variety of industries to develop and refine competencies and systems for information publishing and information distribution. Publishers and media companies need to be able to create and manage a growing volume of information and quickly distribute it in a personalized way to a growing base of users and variety of presentation devices. Companies in other industries are recognizing that the timely delivery of complete and accurate information is a significant driver of customer satisfaction and loyalty, so they need to establish new publishing processes. Across all industries, organizations are discovering that current systems cannot adapt to the new volume, velocity, visibility and volatility of the Internet, and they are seeking new solutions.

    INTEGRATION WITHIN & ACROSS ORGANIZATIONS. Internet users today want to be able to interact and take action, from simple actions like purchase or bid, to more complex operations, like managing portfolios, checking real-time inventory levels or maintaining subscription profiles. Organizations also want to share sensitive data with trusted trading partners, integrate product catalogs with marketplaces and offer new web services. These sophisticated Internet applications require rich descriptive information combined with transactional data and services from existing enterprise systems. Organizations are seeking new solutions that integrate with their existing systems, support new business processes and connect to trading partners and marketplaces.

ARCHITECTURE FOR CHANGE

    Increasing computing power, greater Internet bandwidth, expanding information volume and more Internet users appear to be trends that will persist for several years. This will present organizations with new challenges every year as they strive to use the Internet for competitive advantage. The key question for Chief Information Officers and Information Technology executives is how to select eBusiness software technologies and vendors in the midst of this continued change driven by the Internet. Deferring technology decisions until the Internet matures puts the organization's current competitiveness at risk and is not a viable option.

    We believe a key to navigating change is to focus on sound architecture. While the Internet is still relatively new, the management of information is not. Well-designed information architecture can better support the flow of information into, through, and across organizations. Information architecture also enables the maintenance of information by authorized owners, captures the relationships between information, and facilitates the re-use of information.

    We believe systems to manage information must be based on sound technology architecture as well. The technology architecture must support performance scalability and reliability requirements, as well as the iterative nature of eBusiness application development. We believe the technology architecture must also be open, enabling integration to other systems and supporting future extensions. We believe open technology architectures can minimize staffing and training issues by employing technology standards that are widely used and known by many technical professionals.

THE OPEN MARKET SOLUTION

CONTENT-DRIVEN EBUSINESS SOLUTIONS

    Our eBusiness solutions are founded on the premise that content drives eBusiness. We believe the volume, velocity, visibility and volatility of content continue to increase dramatically with the rapid expansion of the Internet. In short, we believe effective management and delivery of content is both vital and strategic to the success of any eBusiness, whether selling products from a catalog, delivering up-to-the-minute news and articles or managing customer portfolios. Our software empowers enterprises to achieve their eBusiness goals by rapidly developing high-end, high-volume, high-traffic web sites.

    Our new product family, Content Server-TM- Enterprise Edition (CSEE-TM-), which was announced in March 2001, is an integrated suite of eBusiness solutions that employ two core technologies, our open PowerAsset information architecture and the Java-TM- 2 Enterprise Edition (J2EE-TM-) technology architecture. The PowerAsset information architecture is designed to maximize value by enabling enterprise content to be kept in a "presentation neutral" format so it can be easily reused across multiple web sites and delivery services. Because CSEE-TM-software is built directly on top of leading J2EE-TM- application servers from BEA, IBM and iPlanet, customers benefit from fast development of content-driven Internet applications using mainstream Java-TM- technical tools, simple integration with existing systems and technologies that support growth and change.

    CSEE-TM- helps organizations acquire content, manage content, and deliver content in support of their business goals and objectives.

CONTENT ACQUISITION

    We automate content acquisition from legacy databases and syndicated newsfeeds, and acquire content in multiple formats (such as Microsoft Word-TM-, Adobe PDF-TM-, audio and video files) from multiple sources (such as writers, designers and business managers) distributed globally.

    INTEGRATION SOLUTIONS. We provide integration technologies that import enterprise content and business process information from enterprise resource planning (ERP) and other existing systems. This facilitates streamlining of business processes and reduces coding by reusing enterprise business logic such as tax and shipping logic. These integration technologies also leverage existing enterprise content.

    BUSINESS MANAGER CONTROL OF THE USER EXPERIENCE. Open Market's user-friendly browser-based interface facilitates increased productivity by non-technical contributors and editors. In addition, the interface fosters the creation of segments, the effective management of products and the launch of promotions by non-technical marketers.

CONTENT MANAGEMENT

    UNIFIED LOOK AND FEEL. We enable enterprises to create a unified look and feel for their eBusiness across multiple lines of business and multiple channels around the world. Our products make it easier to perform global changes to a web site by using templates to control the presentation of the site.

    CATALOG MANAGEMENT. CSEE-TM- is designed to help enterprises manage dynamic, information-rich, constantly changing online catalogs that can contain tens of thousands of products. Our software also delivers product information from enterprise business systems to customers, including real-time prices and product availability. Finally, our PowerAsset information architecture makes it easier to link related information to catalog entries, such as product reviews and similar products.

    WORKFLOW MANAGEMENT. Efficient workflow management is possible because our technology allows enterprises to control the movement of content through the acquisition, editing, approval and presentation stages. CSEE-TM- is designed to facilitate increased productivity and faster time-to-web by streamlining and controlling an enterprise's content development and associated processes. Our workflow management can also play a role in the implementation of enterprise policies and procedures, empowering employees to work cross-functionally more efficiently (e.g. by expediting joint workgroup editing, legal approvals and business manager approvals).

CONTENT DELIVERY

    PERSONALIZATION. Our PowerAsset information architecture makes it easy to deliver personalized content for particular customers, visitors or partners, and also to aid in developing personalized marketing campaigns. In addition, our software performs visitor profile management and uses a recommendation engine to create an engaging customer experience.

    SYNDICATION. With CSEE-TM-, our customers can more easily syndicate their content by driving it through public networks to enterprise business partners, information agencies, business intelligence services and channels.

    PRESENTATION ON MULTIPLE DELIVERY DEVICES. Our PowerAsset information architecture on the J2EE-TM- technology foundation offers the scalability, personalization and dissemination flexibility necessary to deliver content to any delivery device, including e-mail, wireless devices, personal digital assistants and a variety of Internet-enabled appliances.

OPEN MARKET APPROACH

    POWERASSET INFORMATION ARCHITECTURE. We developed our PowerAsset information architecture to maximize the efficiency and value of an enterprise's information assets (such as images, news articles, logos, product information and audio files). This is accomplished by keeping information in a presentation-neutral format and by managing information as objects which include both the information itself and its associated properties or characteristics. We call these objects PowerAssets. Instead of trapping information in a web page or proprietary format, we treat enterprise information as dynamic, independent assets that can be flexibly extended, reused, and manipulated. This enables customers to take indivdual information assets and relate them to other assets, deliver them to multiple sites and device types and control how they are used by eBusiness systems such as online catalogs, personalization applications and net market places.

    J2EE-TM- APPLICATION SERVERS. We believe J2EE-TM- provides an open, scalable and reliable technological foundation for eBusiness content management and delivery. J2EE-TM-'s multi-tiered division of functionality frees organizations from previously expensive and time-consuming application development, server administration and upgrades. J2EE-TM- also makes it easier for enterprises to add packaged enterprise-specific third-party applications or build their own unique organization-specific applications.

    Since our software products are developed in Java-TM- and deployed as components that are layered on top of J2EE-TM- application servers, we inherit the strengths and capabilities of the underlying application server. Some of the advantages that J2EE-TM- application servers provide to our software products include: (i) performance scalability to handle the high-volume, high-traffic content demands of large, global enterprises, (ii) reliability to ensure content is delivered where and when it is needed, and (iii) flexibility to integrate with existing enterprise systems, ensuring content can pass from existing systems to eBusiness systems and back again. Since J2EE-TM- application servers and our software products are based on industry standard languages and protocols including Java-TM- and eXtended Markup Language (XML), our customers and partners also benefit from the availability of technical professionals that can work with our software without specialized training in proprietary languages or complex software architectures.

    We believe that the combination of our PowerAsset information architecture and our commitment to building software on top of the J2EE-TM- application server technology architecture provides our customers with eBusiness solutions with a lower total cost of ownership than other alternatives. Our performance and scalability advantages can reduce spending on computer hardware. The breadth of capability we provide can reduce spending on packaged software, and our adherence to open industry standards can reduce the cost of both the initial implementation and the ongoing enhancement and operation of eBusiness systems.

STRATEGY

    Our objective is to advance our position as a provider of application software for content-driven eBusiness solutions. To achieve this objective, we have adopted the following strategies:

    MAINTAIN PRODUCT LEADERSHIP. Our enterprise application software products for content-driven eBusiness solutions have been recognized by industry analysts as the top-ranked content management and delivery system. We intend to maintain this leadership position by continuing to focus on new ways to use the expanding Internet to better manage strategic information assets and accomplish business objectives. We intend to continue helping organizations manage and exchange information to optimize interactions with their site visitors, employees, customers and distribution channels. We also intend to continue to utilize open, scalable, reliable, and industry standard software technology to build our application software products. It is our goal to continue to provide best-of-breed, high-end, high-performance software solutions to maintain our competitive product advantage.

    FOCUS ON TOTAL COST OF OWNERSHIP. To maximize our customer's return on eBusiness investments, we intend to focus on both enhancing benefits and reducing costs. We also intend to focus on reducing the costs of acquiring, implementing and operating eBusiness solutions by continuing to deliver a broad range of capability in a modular family of software products. We believe this will enable our customers to start with an affordable and manageable project and acquire additional software capabilities as their needs require. We also plan to lower computer server hardware acquisition costs by maximizing the performance of our software products. We intend to reduce the implementation costs of eBusiness solutions by continuing to provide an integrated family of software products that address a broad range of eBusiness needs. This reduces the need to purchase and integrate software from multiple vendors. We also intend to reduce costs by adhering to industry standards, which enables our customers and partners to use technical professionals with widely available skills and to use their choice of development tools for implementation.

    INCREASE MARKET AWARENESS AND SALES CHANNELS. Our marketing efforts are designed to build awareness of Open Market as a provider of content management solutions, to generate sales leads, and to help customers realize the benefits of implementing content-driven eBusiness solutions. Since there are many companies offering content management solutions and claiming to support J2EE-TM-, our marketing efforts also seek to help customers understand the difference between competing alternatives. To accomplish our marketing objectives, we make it easy for prospective customers to download and evaluate our software, and we cooperate with our partners on a variety of marketing programs. We also intend to expand our sales channels with a combination of direct and indirect sales strategies for specific geographies and market segments.

    EXPAND STRATEGIC ALLIANCES. To continue our growth, we intend to expand relationships with key technology partners, such as our current platform partners IBM, BEA, and iPlanet, which provide J2EE-TM- application servers for our content-driven eBusiness solutions. We also plan to expand the strategic partnerships we have with large domestic and international system integrators in order to both increase sales to existing customers and drive sales to new customers.

    MAXIMIZE CUSTOMER SATISFACTION. Content-driven eBusiness solutions frequently start small and expand with growing user traffic. Customers frequently respond to increased traffic by adding new features and capabilities, and successful projects frequently motivate additional projects in other parts of the organization. These characteristics drive long-term relationships with our customers, starting with the initial software purchase and many subsequent additional purchases. Plus, prospective customers frequently request references from existing customers during their evaluation process. For these reasons, customer satisfaction is strategically important and we intend to continue to strive to maximize customer satisfaction with our software solutions.

    ATTRACT, DEVELOP AND RETAIN HIGHLY SKILLED EMPLOYEES. Attracting, developing and retaining employees is critical to our success. Our business depends on highly skilled people to identify and create best practices for managing information assets and then to develop software based on those practices. We also depend on people's talents to present our solutions to the marketplace, to support and manage customer relationships, and to contribute to the company's success in all functional areas. In addition to competitive benefits and compensation, we seek to provide our employees with opportunities to achieve their professional and personal objectives. We strive to keep our employees informed of our strategies and progress so that they may each apply their unique talents and skills to the organization's success.

PRODUCTS

    Our customers implement content-driven eBusiness solutions using our Content Server-TM- Enterprise Edition (CSEE-TM-) family of software products. Announced in March 2001, this family of high-performance J2EE-TM--based products consists of new releases of six existing software products and one new product, Marketing Studio-TM-. All seven are focused on content-driven eBusiness solutions, and CSEE-TM- is modular so customers can start small and expand as their needs dictate.

CONTENT SERVER-TM-

    Content Server-TM- is the foundation of Content Server Enterprise Edition (CSEE-TM-). It provides core content management and delivery services, and features a template engine supporting XML and JavaServer-TM- Pages (JSP), caching, revision control, search capability and security features. With Release 3.5, JSP developers have access to Content Server's value-added services for content management and dynamic page assembly. Release 3.5 is available on three of the industry's leading J2EE-TM- application servers, providing enterprises flexibility in their choice of infrastructure. The Content Server-TM- engine drives all of our other solutions.

CONTENT CENTRE-TM-

    Content Centre-TM- is the CSEE-TM- content management and delivery application that streamlines web production processes (e.g. content creation, acquisition, relationship building and workflow) and delivers both static and dynamic sites to a variety of target audiences and devices. Release 3.5 adds new features designed to improve publishing performance.

CATALOG CENTRE-TM-

    Catalog Centre-TM- creates catalogs that can be used to store and manage enterprise products and services for use by partners, customers and channels. Release 1.1 is designed to allow the loading and management of larger and more complex catalogs.

PERSONALIZATION CENTRE-TM-

    Personalization Centre-TM- enables site visitors to customize their experience by selecting what they want displayed and by defining information channels according to their specific interests. It also enables business managers to create visitor segments and use rules or recommendation engines to personalize the presentation of information and services for each segment. Release 1.2 supports the new capabilities of CSEE-TM-.

MARKETING STUDIO-TM-

    Marketing Studio-TM- provides business managers with an intuitive, wizard-based user interface to create customer segments, product promotions and product or content recommendations based on a visitor's profile or behavior.

INTEGRATION CENTRE-TM-

    Integration Centre-TM- enables content-driven eBusiness solutions to access the transactional data and services in existing enterprise systems. This integration with other systems within an enterprise is often referred to as Enterprise Application Integration (EAI). Release 2.0 expands EAI capabilities for SAP AG's R/3-Registered Trademark- enterprise resource planning (ERP) system. It also adds a new XML document exchange for integration with marketplaces and trading partners, often referred to as Business-to-Business integration (B2Bi).

SATELLITE SERVER-TM-

    Satellite Server-TM- is an intelligent content caching product, which utilizes small-distributed servers to handle the high-volume delivery of personalized, dynamic content. Release 1.1 supports the new capabilities of CSEE.-TM-

PARTNERS

TECHNOLOGY PARTNERS

    During the year 2000, we formed or solidified strategic partnerships with the leading J2EE-TM- application server vendors BEA, IBM, and iPlanet and the leading UNIX platform providers IBM and Sun Microsystems, to deliver complete standards-based eBusiness solutions. We currently support two major technology categories: strategic platform partners (IBM, BEA, Sun Microsystems and iPlanet), and complementary technology partners (including partners such as WebMethods, Alta Vista, and Screaming Media). Our focus is to bring programs to market with these technology partners, allowing us to increase our sales and marketing channels worldwide.

    We have also created a Technology Partner Program managed by a dedicated team of our employees that focuses on complementing our technology with technology from a variety of partners, each of which might offer technology which is used by us in a number of ways such as (i) an embedded technology in one of our products or (ii) part of a solution offering we jointly bring to market.

SERVICE PARTNERS

    In 2000, we began expanding our indirect sales channels through an enhanced partner program and a partner-centric sales model. Building a network of experienced partners, which now includes over 50 system integrators, value-added resellers and distributors worldwide, has been key to this initiative. We have recently established relationships with several large domestic and international companies, leveraging their skills and networks to integrate our products with current and emerging technologies, and enable them to implement our solution at customer sites. These partners include Agency.com, Accenture, Exa, Exodus, DeepBridge, Granitar, IBM Global Services, iXL, Logica, Merle Associates, Nexus IT, Open Dimensions, PricewaterhouseCoopers, RareMedium and Sopheon.

    Our Partner Program offers a comprehensive training curriculum, new co-marketing opportunities, access to demonstration software and developer-level support. A planned certification program for our partners will expand the level of training and support that we effectively deliver to our partner network.

    We provide worldwide training, support, marketing and sales assistance to a number of leading system integrators and resellers that sell, install and support our products.

    Our relationship with these partners will continue to be essential, as our customers frequently retain the services of these companies for the implementation of our software products and the delivery of scalable solutions. We believe building on our established relationships and creating new relationships with partners will enable us to sell additional products to our existing customer base as well as gain new, long-term customers more rapidly.

SERVICES

    We believe that providing a comprehensive range of technical and education services is a critical component of the successful deployment and operation of our products. Professional services, also critical to our client's success, are primarily provided through partnerships with leading systems integration and consulting firms.

    We offer a wide range of services to our customers and partners, including maintenance and technical support, professional services design assurance and education services. We support our products primarily from service centers in Burlington, Massachusetts; Amsterdam, the Netherlands and Singapore.

    PROFESSIONAL SERVICES. We have a unique solution design and assurance approach to professional services. The solution design and assurance approach provides key subject matter expertise and direction to our clients, while our systems integration partners provide the full implementation services that our mutual clients require. This allows us to focus on software invention and development, maintain a relationship with our clients and an understanding of the solutions they are building, while also providing an opportunity for our partners to build practices around our products. This focus on solution design and assurance services is the result of the changes we announced in October 2000. Prior to this decision, we provided full implementation services to selected customers as well as services to support our partners.

    TECHNICAL SUPPORT SERVICES. Our technical support staff comprises of a group of highly trained professionals. The support team assists customers and partners with technical questions, problems and product deployment-related issues, and onsite installation services. In addition, we provide software maintenance on our products, which includes updates, upgrades of the released software, technical bulletins and ongoing communication regarding existing products. Our technical support service offerings are competitively priced and are renewable on an annual basis.

    Our Basic Service Program features Internet access to a Product Knowledge base, unlimited phone and e-mail support during business hours and software updates and upgrades on a when and if available basis. Our Premier Service Program includes Basic Service entitlements plus 24 X 7 access to support specialists.

    EDUCATION SERVICES. Our education services group trains our customers and partners. These in-depth professional courses cover the entire spectrum of our products. We hold classes regularly at training facilities in the United States, the Netherlands, Australia, and Singapore. In addition, we provide onsite customized training solutions for our customers and partners.

CUSTOMERS AND MARKETS

    Our content-driven eBusiness software solutions are used by nearly 300 customers worldwide across a broad spectrum of industries, including publishers and media companies, financial services companies and manufacturers/distributors. We began marketing and selling our content-driven eBusiness solutions in 1998.

    A representative list of customers includes:

MEDIA/PUBLISHING
BUREAU OF NATIONAL AFFAIRS          FINANCIAL TIMES                  SPACE.COM, INC.
BUSINESS WEEK ONLINE                THE MCGRAW-HILL COMPANIES        TORONTO STAR

FINANCIAL SERVICES
CREDIT LYONNAIS                     MACQUARIE BANK                   THE CAPITAL GROUP
INDEPENDENT INSURANCE               SMILE

MANUFACTURERS, DISTRIBUTORS & MARKETPLACES
3COM                                CUTLER-HAMMER                    MILACRON
THE BASF GROUP                      GE LIGHTING                      INGRAM MICRO

OTHER INDUSTRIES
ANWB                                ORANGE PERSONAL COMM. SERVICES   TIM TELECOM ITALIA

COMPETITION

    The market for Internet application software for content management and delivery is relatively new, intensely competitive, quickly evolving and subject to rapid technological change. We expect competition to continue to increase in the future. Our products compete with custom solutions developed in-house by prospective customers, as well as products from competing software vendors such as Art Technology Group (ATG), BroadVision, Interwoven, Documentum, Vignette and others. In addition, larger companies with much broader product offerings such as BEA, IBM, Microsoft and Oracle, may bundle their products to discourage users from purchasing our products. Companies such as IBM, BEA and iPlanet also may add content management functionality to their application servers or introduce their own content management software. Some of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial, technical and marketing resources than we do. As a result, these competitors may be able to develop and expand their product offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demand, devote greater resources to the marketing and sale of their products, pursue acquisitions and other opportunities more readily and adopt more aggressive pricing policies. In addition, competitors have established and, in the future, may establish cooperative relationships among themselves or with third parties to market or enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may merge and rapidly acquire significant market share. Competitive pressures may make it difficult for us to acquire and retain customers and are likely to result in price reductions, reduced gross margins and loss of market share.

    Competitive factors in the Internet application software market include innovative technology, breadth of product features, product quality, marketing and distribution resources, customer service and support and price. While we have demonstrated our ability to compete, there can be no assurance that we will be able to compete successfully against current or future competitors.

SALES AND MARKETING

    Our objective is to achieve broad market penetration by employing multiple distribution channels, including our direct sales force and indirect sales channels, as well as partners who sell complementary products and services and are in a position to influence the selection decision for our software. We use a variety of marketing programs, executed with our channels and partners, to build awareness for our offerings and generate sales leads.

    DIRECT SALES ORGANIZATION. As of December 31, 2000, our sales organization was comprised of 100 professionals throughout the United States and in Australia, Canada, France, Germany, Italy, Japan, The Netherlands, Singapore and the United Kingdom. Our sales organization includes sales executives, indirect channel managers, partner managers, technical pre-sales consultants, field marketing staff, sales administration and management staff.

    INDIRECT SALES CHANNELS. We are represented by distributors in countries where we do not have a direct sales force, including Brazil, Hong Kong, India, Israel, Korea, Malaysia and South Africa. We have resellers that work cooperatively with our direct sales organization in several international countries. Several of our systems integrator and consulting partners already resell our software, including IBM Global Services.

    PARTNERS. Partners that provide complementary products and services are a very important part of our sales and marketing strategies. Our software requires specific servers and software to be in place before our solution can be installed and operated. Examples of these platform components include servers running Sun Microsystems' Solaris operating environment or Microsoft Windows NT, databases from Oracle, Sybase, or Microsoft, and Java application servers from BEA, IBM or iPlanet. Since we drive demand for these platform products, we have the opportunity to form mutually beneficial sales relationships with each of these companies. We are expanding our efforts in this area.

    In addition, many of our customers have limited technical staffs or short delivery timeframes and therefore need consulting services to assist with the implementation of our software. They may also require hosting services or additional capabilities provided by web services or complementary software products. We establish mutual sales relationships with providers of these value-added products and services as well.

    MARKETING. Our marketing priorities are to build awareness and sales leads for our content-driven eBusiness solutions, and to provide our distribution channels with sales and marketing materials. We seek to engage our channels and partners in joint marketing activities. Our marketing program consists of a mix of activities including (i) free downloads of our software for evaluation,
(ii) web site marketing, (iii) advertising, (iv) attendance at trade shows and seminars, (v) speaking engagements, (vi) industry analyst briefings, (vii) user conferences, partner briefings and customer appreciation programs,
(viii) direct and email marketing, and (ix) the development of sales tools and marketing literature.

RESEARCH AND PRODUCT DEVELOPMENT

    We believe our future success will depend in large part on our ability to develop software products that address the evolving needs of our customers. Accordingly, we intend to continue to expand and enhance our existing product offerings and introduce new products. Our customers and partners provide significant product feedback that is channeled into product development and innovation. While we expect that certain of our new products will be developed internally, we may, based on timing and cost considerations, expand our product offerings through partnerships. In addition, we may use external development resources for certain of our products and product components.

    Since our inception, we have made substantial investments in product development and related activities. As of December 31, 2000, we had 117 employees and independent contractors devoted to product development. Our research and development expenses were approximately $24.8 million, $22.4 million, and $25.9 million in 2000, 1999 and 1998, respectively.

INTELLECTUAL PROPERTY AND LICENSES

    We rely on trademark, copyright, patent and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect our proprietary technology. We require software licensees to enter into license agreements that impose certain restrictions on their use of our software. In addition, we have taken steps to avoid disclosure of our trade secrets, including requiring those persons with access to our proprietary technology and information to enter into confidentiality agreements with us and restricting access to our source code. We hold several patents that assert claims for certain aspects or uses of electronic commerce software, including, among others:

    - distributed commerce;

    - secure, real-time payment using credit and debit cards over the Internet;

    - the use of "electronic shopping carts" and session identifiers; and

    - the use of telephone numbers as URLs involving redirection by a directory server.

    We continually assess our technology for potential patent filings and have additional patent applications pending in the United States and in Europe relating to our product architecture and technology.

EMPLOYEES

    As of December 31, 2000, we had 509 employees and independent contractors. Of the total number of employees and independent contractors, 117 were in engineering, 145 in sales and marketing, 77 in customer service, 101 in professional services and 69 in general and administration.

We have not experienced any work stoppages and consider our relations with our employees to be good.

                               ITEM 2. PROPERTIES

    Our principal offices are located in Burlington, Massachusetts and consist of approximately 120,000 square feet of office space. The Burlington facility lease expires in February 2010. We believe our existing facilities are adequate to meet our future needs.

    In addition, we have sales offices throughout the United States, Canada, the United Kingdom, France, Germany, The Netherlands, Italy, Japan, Singapore and Australia. We offer support services to our customers principally from our facilities located in Burlington, Massachusetts; Amsterdam, the Netherlands; Sydney, Australia and Singapore.

                           ITEM 3. LEGAL PROCEEDINGS

    Six putative class actions were filed between June 14, 2000 and August 10, 2000, against us and certain of our officers and directors in the United States District Court for the District of Massachusetts. These actions, each filed on behalf of an alleged class of our shareholders who purchased our common stock between November 18, 1999 and April 18, 2000, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act. The plaintiffs are seeking monetary damages and other appropriate relief. On January 25, 2001, the court entered an order consolidating these actions into one action.

    On January 8, 2001, we filed a patent infringement lawsuit against Intershop Communications, Inc. in the U.S. District Court for the District of Delaware. Our complaint alleges that Intershop's software products infringe upon three of our patents. We are seeking injunctive relief and damages due to Intershop's infringement. On March 1, 2001, Intershop filed its answer denying infringement and asserting claims for a declaratory judgement of invalidity of the patents and non-infringement.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

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

QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
December 31, 2000...........................................   $ 6.13     $  .94
September 30, 2000..........................................    14.50       5.25
June 30, 2000...............................................    26.50       7.88
March 31, 2000..............................................    65.50      23.88
December 31, 1999...........................................    49.86      12.25
September 30, 1999..........................................    16.25      11.25
June 30, 1999...............................................    17.50      11.50
March 31, 1999..............................................    17.44      11.19

    As of February 28, 2001, there were 460 holders of record of our common stock.

    We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the growth of our business and do not expect to pay any cash dividends.

                        ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto, included elsewhere in this report.

    The merger of FutureTense Inc. in October 1999 was accounted for as a pooling of interests and accordingly all prior period financial data has been restated as if the merger took place at the beginning of such periods. Our historical data is not necessarily indicative of future results.

    The selected consolidated balance sheet information presented below as of December 31, 2000, and 1999 and the operating information for each of the three years in the period ended December 31, 2000, have been derived from our consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in the report. The selected consolidated balance sheet information as of December 31, 1998, 1997 and 1996 and the operating information for each of the two years in the period ended December 31, 1997 have been derived from our consolidated financial statements, audited by Arthur Andersen LLP, not appearing in this report. Arthur Andersen LLP did not audit the financial statements of FutureTense as of December 31, 1998, and for the year ended December 31, 1998. Such financial statements are included in our consolidated financial statements. These financial statements were audited by other auditors whose report has been furnished to Arthur Andersen LLP, and their opinion, in so far as it relates to amounts included for FutureTense, is based solely upon the report of other auditors. The report of the other auditors for

FutureTense as of December 31, 1998, and for the year ended December 31, 1998 is included in this report.

                                                           YEARS ENDED DECEMBER 31,
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             ----------------------------------------------------
                                               2000       1999       1998       1997       1996
                                             --------   --------   --------   --------   --------
OPERATING INFORMATION
Revenues:
  Revenues.................................  $ 88,981   $ 83,026   $ 64,546   $ 61,447   $ 22,517
  Cost of revenues.........................    44,846     25,572     18,579     11,853      5,496
                                             --------   --------   --------   --------   --------
  Gross profit.............................    44,135     57,454     45,967     49,594     17,021
                                             --------   --------   --------   --------   --------
  Selling and marketing....................    48,763     38,343     34,772     38,079     25,006
  Research and development.................    24,801     22,446     25,910     28,307     17,114
  General and administrative...............    12,099      8,667     11,096     10,935      6,755
  Amortization of intangible assets........     2,745      3,387      3,006      1,351         --
  In-process research and development......        --         --      5,700     34,679         --
  Restructuring charge.....................     6,948         --      2,042         --         --
  Merger related costs.....................        --      4,328         --         --         --
                                             --------   --------   --------   --------   --------
  Total operating expenses.................    95,356     77,171     82,526    113,351     48,875
                                             --------   --------   --------   --------   --------
  Loss from operations.....................   (51,221)   (19,717)   (36,559)   (63,757)   (31,854)
                                             --------   --------   --------   --------   --------
  Gain from investment.....................    13,318         --         --         --         --
  Interest income (expense), net...........       879        517        238      2,099      3,054
  Other expense............................      (110)      (166)      (324)      (218)        --
                                             --------   --------   --------   --------   --------
  Loss before provision for income taxes...   (37,134)   (19,366)   (36,645)   (61,876)   (28,800)
                                             --------   --------   --------   --------   --------
  Provision for income taxes...............       662        414        325        584        360
                                             --------   --------   --------   --------   --------
  Net loss.................................  $(37,796)  $(19,780)  $(36,970)  $(62,460)  $(29,160)
                                             --------   --------   --------   --------   --------
  Weighted average shares outstanding --
    basic and diluted......................    45,606     42,655     37,815     34,347     30,251
  Net loss per share -- basic and
    diluted................................  $  (0.83)  $  (0.46)  $  (0.98)  $  (1.82)  $  (0.96)
                                             ========   ========   ========   ========   ========

BALANCE SHEET INFORMATION
Cash, cash equivalents and marketable
  securities...............................  $ 30,430   $ 32,291   $ 36,719   $ 30,909   $ 75,180
Working capital............................  $  7,878   $ 27,576   $ 28,309   $ 16,455   $ 69,866
Total assets...............................  $ 70,075   $ 88,805   $ 99,200   $ 83,590   $ 89,246
Long-term debt, net of current
  maturities...............................  $     --   $  2,657   $  2,937   $     99   $    257
Stockholders' equity.......................  $ 20,657   $ 49,958   $ 41,436   $ 36,380   $ 69,724

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING FINANCIAL DATA APPEAR IN THOUSANDS.

OVERVIEW

    Open Market is a provider of enterprise content management and delivery application software. Our software solutions are designed to enable businesses and other organizations to use the Internet to optimize interactions with their site visitors, employees, customers and distribution channels, in order to reduce costs, accelerate business processes, gain market share, establish new revenue streams and compete in the new online economy. We believe that quality interactions result from the reliable and timely exchange of compelling and accurate information and a consistent series of quality interactions is the key to building and sustaining business relationships.

    We build our software based on two core beliefs. First, information, or content, is a strategic asset, and world-class organizations strive to excel at managing crucial information. For these organizations, the Internet introduces new information management challenges and opportunities. Second, web applications managing this crucial information must be reliable, scalable, flexible and open. This puts new requirements on how eBusiness application software needs to be developed and delivered.

    Companies use our software to build and operate captivating web sites, rich product catalogs, self-service applications and web services for their distribution channels, marketplaces and customers. Our products acquire content from people and systems, manage that information through approval and workflow processes, and then disseminate it in personalized delivery formats to trading partners' systems and to a variety of presentation devices, including web browsers, wireless devices, personal digital assistants and e-mail. These eBusiness applications, which we call "content-driven eBusiness solutions" are designed to enable companies to reduce costs, strengthen customer loyalty and establish new revenue streams.

    Since our inception, our business has principally focused on providing high performance software applications that enable businesses to engage in business-to-business and business-to-consumer commerce over the Internet. Over the past three years, we made a series of acquisitions that were intended to expand the Internet commerce functionality that we offer our customers. In 1997, we acquired Waypoint Software Corporation, a provider of business-to-business catalog solutions, Folio Corporation, a leading supplier of software publishing tools for managing critical business information and Mission Critical Technologies, a provider of software to the publishing industry. In 1998, we acquired ICentral Incorporated, a provider of a browser-based online store-building tool targeted at small to medium size businesses. In June 1999, we decided to cease investing in the Folio product line, and we formed a strategic partnership with NextPage, Inc. in which we granted NextPage exclusive worldwide marketing and distribution rights for the software publishing tools we acquired from Folio. This partnership allowed us to reduce our cost structure and ensured us of a minimum royalty revenue stream of $1,167 per quarter from July 1999. In March 2001, we sold the Folio product line to NextPage and therefore there will be no more future revenue stream from these products beginning in the second quarter of 2001. In October 1999, we also merged with FutureTense, Inc., a provider of web site content management products. We have accounted for the FutureTense merger as a pooling of interests. In
October 2000, we announced a restructuring plan to reduce expenses and align investments with our new strategy of focusing on the market for content management and delivery software solutions, which we believe best positions the Company for future profitability and long-term revenue growth.

    We recognize revenue in accordance with Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, as amended by SOP 98-9. We generate revenue from two sources: license fees for the use of our products, and service revenues for implementation, support, consulting and training related to our products.

    We recognize license fee revenues upon licensing and delivery of the software, if there is persuasive evidence of an agreement, the fee is fixed or determinable, and collectibility is probable. If the license is subject to customer acceptance or significant post-delivery obligations exist, we defer the revenue recognition of the license fee until customer acceptance has occurred or the post-delivery obligations have been met. We have established sufficient vendor specific objective evidence for the value of professional services, training, and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized as earned.

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

    We also enter into reseller arrangements for certain of our products that typically provide for sublicense fees payable to us based on a percentage of our list price. We recognize these sublicense revenues from resellers when earned, either on a per-unit basis or, for guaranteed minimums, upon shipment of the master copy of all our software to which the guaranteed sublicense fee minimums relate, if there are no significant post-delivery obligations, and if all other criteria of SOP 97-2 and 98-9 are met.

    Our service revenues are derived from a wide variety of contracted services for technical support, consulting and training related to our products. We charge fees for maintenance and support based on a percentage, generally 16% to 22%, of the corresponding license fee, depending on the level of support, and recognize these fees ratably over the life of the maintenance and support contract. Our maintenance agreements provide for unspecified product upgrades and enhancements and technical support in the form of telephone or on-site assistance. These agreements are renewable at the election of the customer. Accordingly, our maintenance and technical support revenues are typically a function of new product licenses and the annual renewal of maintenance agreements. We also generate revenues from professional services, which include implementation and technical consulting, and from education services, including on-site and online training services. We recognize revenues from professional and education services as such services are performed.

    We report our revenues according to three operating segments:
Content-centric eBusiness applications, Transact/ShopSite and other revenue. Our Content-centric eBusiness revenues include license fees and service revenues from our Content Server family of integrated products. Our Transact/ ShopSite revenues include license fees and service revenues from our Transact and ShopSite products. The other revenues relate, historically, to license fees and service revenues generated from the software publishing tools acquired from Folio and other products, certain of which have been discontinued. Since
July 1999, other revenues relate primarily to the royalties received from NextPage in accordance with our arrangement.

    Our cost of product revenues consists of costs to distribute our products, including the cost of the media on which our products are delivered, and royalty payments to third-party vendors for technology that is incorporated into our products. Our cost of service revenues consists primarily of the salaries and related costs of our technical personnel.

    Software development costs that qualified to be capitalized were immaterial in all periods. Accordingly, we have charged all such expenses to research and development in the period incurred.

    Our customer base is diversified, with no single customer representing greater than 10% of our total revenues for years ended December 31, 2000, 1999, and 1998.

RESULTS OF OPERATIONS

REVENUES

                                                                                         COMPARATIVE
                                                                                         PERCENTAGE
                                                       YEARS ENDED DECEMBER 31,            CHANGES
                                                    ------------------------------   -------------------
                                                                                     1999 TO    1998 TO
                                                      2000       1999       1998       2000       1999
                                                    --------   --------   --------   --------   --------
Content-centric eBusiness application revenues....  $41,954    $11,065    $   625      279%       1670%
Transact/ShopSite revenues........................   41,408     62,294     37,768      (34%)        65%
Other revenues....................................    5,619      9,667     26,153      (42%)       (63%)
                                                    -------    -------    -------      ---        ----
Total revenues....................................  $88,981    $83,026    $64,546        7%         29%
                                                    =======    =======    =======      ===        ====

    In 2000, total revenues increased by approximately $5,955, or 7%, from the prior year. The increase was attributed primarily to an increase in content-centric eBusiness application revenues of $30,889, or 279%, from 1999.

    In 1999, total revenues increased by approximately $18,480, or 29%, from the prior year. The increase was primarily attributed to growth in Transact/ShopSite revenues of $24,526, or 65%, from 1998.

PRODUCT REVENUES

                                                                                         COMPARATIVE
                                                                                         PERCENTAGE
                                                       YEARS ENDED DECEMBER 31,            CHANGES
                                                    ------------------------------   -------------------
                                                                                     1999 TO    1998 TO
                                                      2000       1999       1998       2000       1999
                                                    --------   --------   --------   --------   --------
Content-centric eBusiness application product
  revenues........................................  $29,994    $ 8,295    $   446      262%       1760%
Transact/ShopSite product revenues................   13,599     38,426     21,734      (65%)        77%
Other product revenues............................    4,757      7,021     21,403      (32%)       (67%)
                                                    -------    -------    -------      ---        ----
Total product revenues............................  $48,350    $53,742    $43,583      (10%)        23%
                                                    =======    =======    =======      ===        ====

    In 2000, total product revenues decreased by approximately $5,392 from the prior year. Content-centric eBusiness application product revenues increased approximately $21,699, or 262%, from the prior year, due primarily to growth in the number of units sold as well as higher average revenue per unit. This was offset by a decrease of approximately $24,827, or 65%, in Transact/ShopSite product revenues from the prior year. The decrease in Transact/ShopSite product revenues was attributed to the realignment of the North American sales organization, which led to fewer orders being closed, the decline in average revenue generated by Transact licenses because of a decrease in demand from our enterprise customers and changes in market dynamics where customers were choosing to use existing ERP solutions for online commerce, as opposed to choosing a stand-alone system such as Transact. In addition, we recorded an increase in sales returns and allowances of approximately $1,765 in 2000 when compared to 1999. In March 2001, we sold the Folio product line to NextPage and therefore there will be no future revenue stream from these products beginning in the second quarter of 2001.

    In 1999, the increase of approximately $10,159 in total product revenues was attributed to increases in both our Transact/ShopSite and content-centric eBusiness application product revenues. This growth was a result of increases in the number of licenses to new customers and follow-on licenses to our installed base of customers. In addition, in 1999 we recorded a full year of revenues from the content-centric eBusiness application management product compared to recording only six months of such revenues in 1998. Other product revenues in 1999 decreased by approximately $14,382 from the prior year. The decline was the result of decreases in licenses and royalties from our Folio publishing suite of products.

    Product revenues accounted for 54%, 65%, and 68% of total revenues in fiscal years 2000, 1999, and 1998, respectively. We expect that product revenues will continue to comprise the greater percentage of total revenues for the foreseeable future.

SERVICE REVENUES

                                                                                         COMPARATIVE
                                                                                         PERCENTAGE
                                                       YEARS ENDED DECEMBER 31,            CHANGES
                                                    ------------------------------   -------------------
                                                                                     1999 TO    1998 TO
                                                      2000       1999       1998       2000       1999
                                                    --------   --------   --------   --------   --------
Content-centric eBusiness application service
  revenues........................................  $11,960    $ 2,770    $   179      332%       1447%
Transact/ShopSite service revenues................   27,809     23,868     16,034       17%         49%
Other service revenues............................      862      2,646      4,750      (67%)       (44%)
                                                    -------    -------    -------      ---        ----
Total service revenues............................  $40,631    $29,284    $20,963       39%         40%
                                                    =======    =======    =======      ===        ====

    In 2000, total service revenues increased by $11,347, or 39%, from the prior year. Content-centric eBusiness application service revenues grew $9,190, or 332%, from the prior year, primarily as a result of an increase in consulting engagements related to our Content-centric products, as well as an increase in maintenance and support revenues from new customers and renewals from installed customers. Transact/ShopSite service revenues increased by $3,941, or 17%, from the prior year, primarily due to an increase in professional service revenue from Transact product-related consulting projects that were contracted in 2000 and 1999. In 2000, other service revenues declined $1,784, or 67% from 1999. The decline was due to the elimination of service revenue related to the Folio publishing segment.

    In 1999, total service revenues increased by $8,321 from the prior year as a result of increased demand for our consulting and technical service offerings from both new and existing customers. Transact/ShopSite service revenues grew approximately $7,834 from the prior year due to an increase in consulting projects as well as an increase in maintenance and support revenues from our new and installed base of customers. Content-centric eBusiness application service revenues increased significantly as a result of growth in new product license business. In 1999, other service revenues declined by approximately $2,104 as compared to 1998. This decline was due to reductions in both consulting and maintenance and support revenues for the Folio publishing suite as a result of the Master Distribution Agreement with NextPage.

    For 2000, 1999, and 1998, service revenues comprised 46%, 35%, and 32%, respectively, of total revenues.

COST OF PRODUCT REVENUES

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Cost of product revenues............................   $7,453     $4,434     $3,214
  Percentage of cost of product revenues............       15%         8%         7%
  Product gross margin..............................       85%        92%        93%

    Cost of product revenues includes the costs to distribute products, costs of media on which products are delivered, royalties for third-party technology that are embedded into certain products, and royalties for the resale of third-party software products.

    In 2000 and 1999, the increased cost of product revenues was attributed primarily to increases in content-centric eBusiness application product revenues, which carry higher third party technology costs than Transact/ShopSite products. We believe that our cost of product revenues as a percentage of product revenues will be in the range of 10% to 15% for the foreseeable future.

COST OF SERVICE REVENUES

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Cost of service revenues.........................  $37,393    $21,138    $15,365
  Percentage cost of service revenues............       92%        72%        73%
  Service gross margin...........................        8%        28%        27%

    Cost of service revenues consists primarily of personnel related costs, outside consultants and costs incurred in providing development, consulting, support, and other technical services to customers.

    In 2000, cost of service revenues increased by approximately $16,255 from the prior year primarily due to growth in outside consulting expenses of $9,987, employee-related expenses, including recruiting and training costs of $3,066, travel-related expenses of $1,237 and increases in certain other equipment and office-related costs of $672. In 2000, we continued to hire additional consultants through both internal hiring and external contracting sources in order to meet the needs of our customers. In 2000, the decrease in service gross margin was attributed primarily to the increased use of outside consultants, as well as additional costs and utilization inefficiencies arising from our changing service model and continued investment in the product and implementation training of our expanding partner network.

    In 1999, cost of service revenues increased by $5,773 from 1998 primarily due to a growth in employee-related expenses of $1,843 and outside consulting expenses of $3,912. During 1999, we continued to hire additional professional service personnel and outside consultants.

OPERATING EXPENSES

                                                     YEARS ENDED DECEMBER 31,                   PERCENTAGE OF REVENUES
                                               ------------------------------------      ------------------------------------
                                                 2000          1999          1998          2000          1999          1998
                                               --------      --------      --------      --------      --------      --------
Selling and marketing....................      $48,763       $38,343       $34,772          55%           46%           54%
Research and development.................       24,801        22,446        25,910          28%           27%           40%
General and administrative...............       12,099         8,667        11,096          14%           10%           17%
Amortization of intangible assets........        2,746         3,387         3,006           3%            4%            5%
Acquired in-process research and
  development............................           --            --         5,700          --            --             9%
Restructuring charge.....................        6,948            --         2,042           8%           --             3%
Merger related costs.....................           --         4,328            --          --             5%           --
                                               -------       -------       -------         ---            --           ---
Total operating expenses.................      $95,356       $77,171       $82,526         108%           92%          128%
                                               =======       =======       =======         ===            ==           ===

SELLING AND MARKETING

    Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and outside consultants, as well as the costs associated with marketing programs, media relations activities, industry tradeshows, sales seminars, advertising and product literature.

    In 2000, selling and marketing expenses increased $10,420 from the prior year primarily as a result of increases in employee-related expenses related to the revamping of the North American sales organization, including recruiting and relocation costs of $6,109, general marketing expenses, including marketing programs and materials, of $2,385 and increases in equipment and facilities expenses of $507.

    In 1999, selling and marketing expenses increased by approximately $3,571 primarily as a result of an increase in commission expense related to the increase in revenues.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain licensed technology, and equipment and facilities costs related to such activities.

    In 2000, research and development expenses increased approximately $2,355 from the prior year. The increase was attributed primarily to increases in employee-related expenses, including recruiting and outside consulting expenses, of $1,299, office equipment expenses of $401, and third party technology maintenance and support costs of $271. These increases were related to our new product releases and enhancements made to existing products throughout the year.

    In 1999, research and development expenses decreased approximately $3,464 from the prior year. The decrease was attributed primarily to reductions in employee-related expenses of $2,745 and outside consulting expenses of $719 as a result of an overall reduction in research and development headcount from the prior year. This headcount reduction was primarily the result of the completion of development projects related to the release of an upgraded version of Transact in the first quarter of 1998.

    Software development costs that qualified to be capitalized were immaterial in all periods, and accordingly, we have charged all such expenses to research and development in the period incurred. Management believes that we will continue to devote substantial resources to our product development activities and that our expense levels will increase slightly over the next year.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of the cost of finance, management and administrative personnel, and legal and other professional fees.

    In 2000, general and administrative expenses increased $3,432 from the prior year. The increase was attributable primarily to an increase of $3,287 in bad debt expense. The additional bad debt expense was recorded to increase the allowance for bad debt to cover our exposure for a number of customers that had experienced cash flow difficulties during 2000.

    In 1999, general and administrative expenses decreased approximately $2,429 from the prior year. The decrease was attributable primarily to a decrease of $1,200 in bad debt expense. In addition, other expense items such as travel, professional fees and equipment rental decreased compared to 1998.

AMORTIZATION OF INTANGIBLES

    In 2000, amortization of intangibles decreased approximately $641 from the prior year. The decrease was attributable to the full amortization of intangibles related to Mission Critical Technologies, a FutureTense acquisition, being recorded during 1999.

    In 1999, amortization of intangibles increased approximately $381 from the prior year as a result of recording a full year of amortization costs related to the ICentral acquisition in April 1998.

2000 RESTRUCTURING CHARGE

    In the fourth quarter of 2000, we recorded a $6,948 restructuring charge to reduce expenses and align investments with new strategies designed for future profitability and long-term revenue growth. The major components of the restructuring charge were employee severance, benefits and related costs, outside services, and goodwill amortization related to the ICentral acquisition (see Note 3(a)).

1999 MERGER RELATED COSTS

    As a result of the acquisition of FutureTense during the fourth quarter of 1999 (See Note 3(b)), we incurred one-time costs related to the merger of $4,328. These costs were comprised of professional fees and other charges of $3,353 and costs to exit contractual obligations and asset impairments of $975. The total cash impact related to the transaction was $3,394 which, at December 31, 2000, had been fully paid.

NON-OPERATING INCOME (EXPENSE)

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Gain from investment................................  $13,318     $  --      $   --
Interest income.....................................    1,326     1,221       1,429
Interest expense....................................     (447)     (704)     (1,191)
Other (expense)/income..............................     (110)     (166)       (324)
                                                      -------     -----      ------
    Total non-operating income......................  $14,087     $ 351      $  (85)
                                                      =======     =====      ======

    Interest income represents interest earned on cash, cash equivalents and marketable securities. SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In our case, the changes in equity included in comprehensive income are comprised of the reported net income for all periods' presented and unrealized gains on investments.

    In 2000, non-operating income increased $13,736 from the prior year. The increase was attributable primarily to a gain on investment of $13,318, of which $12,321 was realized on the conversion of 291,667 shares of SightPath, Inc. preferred stock (formerly known as Clearview Technologies) to 208,259 shares of Cisco Systems common stock on May 16, 2000 and the remaining $997 was realized on August 4, 2000 when the shares of Cisco were sold for an average price of $65.35 per share.

    The decrease in interest income in 1999 from the prior year was due to lower average investments in cash, cash equivalents and marketable securities as a result of funding of operations and capital expenditures. Interest expense relates to the interest charged on our line-of-credit and long-term obligations. Interest expense decreased in 1999 due mainly to the repayment of the note payable issued in connection with the Folio acquisition in 1997. Other income/expense primarily represents foreign currency translation gains and losses.

PROVISION FOR INCOME TAXES

    We recorded a provision for foreign income taxes of $662, $414, and $325 in 2000, 1999, and 1998, respectively. This provision relates to the amount of estimated taxes due in foreign jurisdictions for our foreign operations and certain withholding taxes. We have had losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes. We believe that the provision for income taxes will fluctuate in the future and is dependent upon the geographical location of future sales and the associated withholding taxes in certain countries. The provision for income taxes will also fluctuate when we become eligible for corporate income taxation in the United States.

LIQUIDITY AND CAPITAL RESOURCES

    Our operating activities used cash and cash equivalents of approximately $16,308, $7,978, and $32,996 during 2000, 1999, and 1998, respectively. In 2000, the increased use of cash from operating activities was primarily the result of the higher net loss compared to 1999. In addition, we received cash of $13,609 from the sale of our shares of Cisco Systems, Inc., common stock on August 4, 2000 which offset the cash used from operating activities during 2000. In 1999, the use of cash from operating activities improved as a result of lower net loss when compared to 1998.

    In 2000, investment activities provided cash and cash equivalents of approximately $5,538. The primary source of cash from investing activities in 2000 was the sale of marketable securities in the amount of approximately $4,807. Cash used to purchase hardware, software and other capital equipment was approximately $3,765. This was offset by approximately $4,200 from the sale of our building in Provo, Utah, in October 2000. In 1999, our investing activities provided cash and cash equivalents of approximately $51. The primary source of cash from investing activities in 1999 was $1,973 related to the sales of marketable securities. In 1998, we used cash and cash equivalents of approximately $11,397; the principal use of cash was $5,933 for purchases related to certain property and equipment and $5,521 for the purchase of marketable securities.

    Our financing activities provided cash and cash equivalents of approximately $12,322, $5,510, and $46,124 during 2000, 1999, and 1998, respectively. In 2000, cash and cash equivalents provided by financing activities consists of $8,031 from the issuance of common stock under our stock option and stock purchase plans and $7,055 of net borrowing under our bank line of credit. In addition, we used cash of $2,764 to repay in full the mortgage related to our property in Provo, Utah, which was sold in October 2000. In 1999, cash and cash equivalents provided by financing activities consists of $4,500 related to the sale of redeemable preferred stock, $7,369 from the issuance of common stock under our stock option and stock purchase plans. This was offset by the repayment of a $5,000 note payable in connection with the Folio acquisition. In 1998, we received proceeds of $5,000 from Intel and $20,000 from CMG Information Services, Inc. and Capital Ventures International from the issuance of common stock. In addition, we received proceeds of $4,595 from the issuance of common stock under our stock option and stock purchase plans and $8,496 from the issuance of redeemable convertible preferred stock. Also in 1998, we repaid $5,000 of the note payable issued to the previous owners in connection with the Folio acquisition with a cash payment of $1,818. The balance of $3,182 was settled by the issuance of our common stock. FutureTense had net payments on notes payable of $1,200 to a bank.

    In July 1998, we entered into a $2,800 mortgage of our Provo, Utah, building which bore interest at the fixed rate of 8.5%. The mortgage principal payments are based upon a 20-year term with a balloon payment of $2,468 due on June 19, 2003. This mortgage was paid in full in October 2000 upon the sale of the building.

    We had an unsecured credit facility arrangement with a bank, which provided up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line were limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bore interest at the prime lending rate (9.5% at December 31, 2000). We were required to comply with certain restrictive covenants under this agreement and the line was collateralized by our accounts receivable. We were in compliance with all such covenants at December 31, 2000. As of December 31, 2000, our borrowings under this facility was $11,459. This line was fully paid in January 2001 and expired on January 15, 2001. In February 2001, we replaced this line with a secured credit facility arrangement with the same bank. This facility provides up to $12,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to between 60% and 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime ending rate plus 2%. We are required to comply with certain restrictive covenants under this agreement and the line is collateralized by all assets.

    We had a royalty line of credit with the same bank, which provided up to $6,996 in financing in the form of a line of credit. Borrowings under this line were limited to 85% of minimum guaranteed royalty receivable from NextPage, as defined, and bore interest at the prime lending rate (9.5% at December 31, 2000). Our borrowing under this facility was $5,946 at December 31, 2000. This line was fully paid in January 2001. In concert with our March 2001 sale of the underlying technology to NextPage, this line terminated.

    At December 31, 2000, we had net operating loss carryforwards for income tax purposes of approximately $169,000. These losses are available to reduce federal and state taxable income, if any, in future years. These losses are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period that are in excess of 50%. While management believes that we have experienced a change in ownership in excess of 50%, management does not believe that this change in ownership will significantly impact our ability to utilize our net operating loss carryforwards.

    In March 2001, we sold 5,000 shares of Series E Preferred Stock for gross proceeds of approximately $5.0 million and sold the Folio technology to NextPage, Inc. for approximately $6.6 million. Based upon our current revised operating plan and projected capital expenditures for 2001, we believe that existing unrestricted cash and cash equivalents, including the recent proceeds from our preferred stock offering and the sale of the Folio technology to NextPage will be sufficient to fund our operations, debt service and capital expenditure requirements at least through December 31, 2001. However, if we are unable to meet our revised operating plan for 2001, we may need to raise additional funding through the sale of assets, or raise debt or equity capital. Such funding, if required, may not be available on terms favorable to the Company. Further, in the event that we are unable to obtain any such required additional cash infusions, we may be required to curtail certain of our operations and sell certain additional assets.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

INTRODUCTION

    This Annual Report contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. Some of the important risks and uncertainties which may cause our operating results to differ materially or adversely are discussed below.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND THESE LOSSES MAY CONTINUE IN THE FUTURE WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

    We have experienced operating losses in each quarterly and annual period since our inception and these operating losses may continue in the future. We incurred net losses of $37.0 million for the year ended December 31, 1998, $19.8 million for the year ended December 31, 1999, and $37.8 million for the year ended December 31, 2000. As of December 31, 2000, our accumulated deficit was $202.3 million. We expect to continue to make investments to broaden the range of our product offerings. These efforts will require capital expenditures, a substantial portion of which we will make long before any corresponding revenue may be realized. We may never achieve profitability, and if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

    Because we continue to incur losses, we will be required to raise additional capital in order to fund our operations, expand our business and increase our revenues. We cannot assure you that we will be successful in raising additional funds on terms which are acceptable to us or at all, or in increasing our revenues. In the event that we are unable to obtain additional cash infusions when required, we expect that we will have to significantly curtail certain or our operations, sell certain of our assets or otherwise reduce the breadth of our operations, all of which could adversely affect our business and potential future growth and prospect.

IF WE ARE UNABLE TO RESTRUCTURE OUR OPERATIONS EFFECTIVELY, WE MAY NOT REALIZE EXPECTED COST SAVINGS AND INCREASED REVENUES

    We are currently pursuing a business plan that, if successfully implemented, will result in us restructuring our operations to reduce expenses by streamlining our workforce and realigning resources across business segments to appropriately support each segment's customer base. In addition, we are transitioning our professional services organization to focus on higher-margin design assurance services for partners. This restructuring will require significant time commitments from our senior management and will restrict senior management's ability to pursue other projects. We may experience a decline in product and services revenues and a loss of customers as a result of changing the mix of products and services to which we devote our development and marketing efforts without realizing any benefits.

THE SUCCESS OF OUR BUSINESS DEPENDS, IN LARGE PART, ON OUR NEW CONTENT SERVER ENTERPRISE EDITION EBUSINESS SOLUTIONS WHICH HAVE BEEN RECENTLY INTRODUCTED AND MAY NOT BE WIDELY ADOPTED BY OUR CUSTOMERS.

    We expect to derive substantially all of our product license revenues in the future from our newly announced CSEE software. Our future growth and profitability will depend upon on the successful release, introduction and customer acceptance of this new suite of products and future enhancements to these products. Any factors adversely affecting the pricing of, demand for or market acceptance of our suite of CSEE software products, including competition or technological change, could cause our revenues to decline and our business and future operating results to suffer.

OUR OPERATING RESULTS ARE LARGELY DEPENDENT UPON THE CONTINUED DEMAND FOR CONTENT MANAGEMENT APPLICATIONS.

    Because we have only been primarily focused on providing content management and delivery solutions for a short time, we have a limited operating history pursuing this business model. The revenue growth potential of this market for content management is still unproven. As a result, our historical financial statements may not be an accurate indicator of our future operating results. In addition, we have limited insight into trends that may emerge and affect our new line of business, and we cannot forecast our operating expenses based on our historical results. Our future operating results depend upon the development and growth of the market for Internet-based packaged software applications, including content management and delivery applications. If the Internet content management and delivery market fails to continue to develop or develops more slowly than expected, our business and prospects will suffer.

WE ARE DEPENDENT ON THIRD PARTY TECHNOLOGY, AND IF OUR SOFTWARE CEASES TO BE COMPATIBLE WITH OR WE ARE UNABLE TO LICENSE THIS TECHNOLOGY OR IF DEFECTS IN THIS TECHNOLOGY EXIST, OUR PRODUCT SHIPMENTS COULD BE DELAYED.

    We rely in large part on third party software and technology including technology we license from third parties. Our software requires specific servers and software to be in place before it can be installed and operated. For example, platform components include servers running on Sun Microsystems Solar is operating environment, or Microsoft Windows NT, databases from Oracle, Sybase or Microsoft and Java application servers from BEA, IBM or iPlanet. The licenses from these third parties may not continue to be available to us on commercially reasonable terms, or at all or our software may cease to be compatible with this technology. If we were to lose any of these technology licenses or if our software ceased to be compatible with this technology, we would have to cease selling our products that incorporate or rely on this technology and expend substantial amounts of resources to redesign our products using equivalent technology, if available. If we are forced to cease selling and to redesign our products, our business and prospects would be adversely affected.

WE MAY HAVE DIFFICULTY IN PREDICTING OUR QUARTERLY RESULTS, AND THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE IF OUR OPERATING RESULTS DO NOT MEET EXPECTATIONS.

    Our operating results in recent quarters have fallen below the expectations of some securities analysts and investors and may not meet such expectations in future quarters. As a result, the market price of our common stock may decline further. We have difficulty predicting our quarterly results in part because the sales cycle for our products is lengthy. The licensing of our products generally involves a significant commitment of resources by our prospective customers, and we are often required to provide a significant level of education to them regarding the use and benefits of our products. This process can be time consuming. The lengthy delays associated with the sales cycle affect the timing of our revenue recognition and make it difficult to predict our quarterly results. In addition, we have experienced and may continue to experience difficulty in collecting our accounts receivable which may also make it difficult for us to forecast our quarterly results accurately.

IF WE FAIL TO MAINTAIN AND STRENGTHEN OUR RELATIONSHIPS WITH OUR SERVICE PARTNERS, WE MAY NOT ACHIEVE EXPECTED REVENUE GROWTH.

    We have recently expanded our indirect sales channels through an enhanced partner program and rely on our partners' skills and networks to integrate our products with other technologies and to implement our products at customer sites. If a significant number of potential systems integrators adopt a different product or technology as part of their integrated solution instead of our products, we may not achieve expected revenue growth. In addtion, if we fail to maintain relationships with these partners or build new relationships, our ability to expand our customer base may be harmed. We also cannot be sure that such service partners will be able to successfully support our products within their overall solutions, and our revenues may vary depending on their ability to offer such support.

IF WE DO NOT COMPETE EFFECTIVELY, PARTICULARLY AGAINST ESTABLISHED PARTICIPANTS WITH GREATER FINANCIAL AND OTHER RESOURCES THAN OURS, WE WILL LOSE MARKET SHARE.

    The market for ebusiness content management and delivery applications is relatively new, rapidly evolving and intensely competitive. If we fail to compete successfully with current or future competitors, we may lose market share. Our customers' requirements and the technology available to satisfy those requirements continually change. We expect competition in this market to persist and increase in the future. Our primary competition includes in-house development efforts by prospective customers and other vendors of application software or application development platforms and tools directed at interactive commerce and financial services, such as Art Technology Group, BroadVision, Documentum, Interwoven and Vignette.

    In addition, larger companies with much broader product offerings, such as BEA, IBM, Microsoft and Oracle, may bundle their products to discourage users from purchasing our products. Companies such as BEA, IBM and iPlanet also may add content management functionality to their application servers or introduce their own content management software. Some of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to develop and expand their product offerings more quickly, adapt more swiftly to new or emerging technology and changes in customer demands, devote greater resources to the marketing and sales of their product, pursue acquisition and other opportunities more readily and adapt more aggressive pricing policies. In addition, competitors have established and, in the future, may establish cooperative relationships among themselves or with third parties to market or enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Competitive pressures may make it difficult for us to acquire and retain customers and are likely to result in price reductions, reduced gross margins and loss of market share.

IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGES AND EVOLVING INDUSTRY STANDARDS, OUR PRODUCTS MAY BECOME OBSOLETE, AND WE WOULD PROBABLY LOSE EXISTING CUSTOMERS AND BE UNABLE TO ATTRACT NEW ONES.

    Internet markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. Our new product family, Content Server Enterprise Edition, employs the J2EE technology architecture. We cannot assure you that this architecture will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us in the future. If J2EE support decreases or we could not continue to use Java or Java related technologies, we may have to modify our product line to run on other platforms. If we could not implement modifications to our products on a timely basis, our revenues could decline.

    In addition, the introduction of new products or technologies could render our product offerings obsolete, reduce the cost of competing products or increase the number of products similar to those that we provide or plan to provide. Our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions and services to address our customers' changing demands. We may be required to make significant and ongoing investments in future periods in order to remain competitive. Further, we may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions and services or lengthen our sales cycles. In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Any material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors. Our failure to successfully design, develop, test and introduce new products and/or services, or the failure of our recently introduced products or services to achieve market acceptance, could prevent us from maintaining existing client relationships, gaining new clients or expanding our markets. In such a case, we would not achieve our expected revenue growth.

WE MAY EXPERIENCE DIFFICULTY IN ATTRACTING AND RETAINING MEMBERS OF OUR KEY SENIOR MANAGEMENT TEAM AND OTHER HIGHLY QUALIFIED INDIVIDUALS IN THE INTERNET INDUSTRY.

    Our ability to establish and maintain a position of technology leadership in the highly competitive ebusiness software market depends in large part upon our ability to attract and retain highly qualified managerial, sales and technical personnel. We have recently experienced the departure of several senior executives and may experience the departure of executives in the future due to competition for talent from start-ups and other companies. Our future success also depends on our continuing to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If our stock price continues to decline, we may face a difficult and significant task of motivating key personnel to stay committed to us.

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

WE ARE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

    Our international activities expose us to numerous additional risks. In the year ended December 31, 2000, we derived approximately 40% of our total revenues from sales outside North America. We currently have eight offices in Europe and Asia. A key component of our business strategy is to expand our international activities. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including the following:

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

    We have resorted, and may continueto resort, to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. On January 8, 2001, we filed a patent infringement lawsuit against Intershop

Communications, Inc. in the U.S. District Court for the District of Delaware. We allege that Intershop's software products infringe upon three of our patents. We are seeking injunctive relief and damages due to the infringement. On March 1, 2001, Intershop filed its answer denying infringement and asserting claims for a declaratory judgement of invalidity of the patents and non-infringement. We can provide no assurance as to the outcome of this litigation. There is a risk that our patents can be declared invalid and unenforceable. Any conclusion of this litigation in a manner adverse to us could have a material adverse effect on our business. In addition, this litigation could result in substantial costs and diversion of resources and could harm our business.

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

IF LIMITATION ON THE ONLINE COLLECTION OF PROFILE INFORMATION ARE IMPOSED, THE UTILITY OF THE PERSONALIZATION FUNCTIONALITY OF OUR PRODUCTS WOULD BE LIMITED, AND WE MAY NOT ATTRACT A SIGNIFICANT NUMBER OF NEW CUSTOMERS.

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

OUR BUSINESS MAY SUFFER IF THE INTERNET INFRASTRUCTURE IS UNABLE TO EFFECTIVELY SUPPORT THE GROWTH IN DEMAND PLACED ON IT.

    Our success will depend, in large part, upon the maintenance of the Internet infrastructure, such as reliable network backbones with the necessary speed, data capacity and security, and the timely development of enabling products such as high speed modems, for providing reliable Internet access and services and improved content. We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, frequency of use and increased bandwidth requirements. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly. Furthermore, the Internet has experienced a variety of outages and other delays due to damage to portions of its infrastructure. These outages and delays could impact the Internet sites of customers using our products and services.

THE IMPOSITION OF SALE AND OTHER TAXES ON PRODUCTS SOLD BY OUR CUSTOMERS OVER THE INTERNET COULD HAVE A NEGATIVE EFFECT ON ONLINE COMMERCE AND, AS A RESULT, ON DEMAND FOR OUR PRODUCT.

    The imposition of new sales or other taxes could limit the growth of eBusiness generally and, as a result, the demand for our products. There is recent federal legislation that limits the imposition of state and local taxes on Internet-related sales. In 1998, the United States Congress passed the Internet Tax Freedom Act, which places a three-year moratorium on state and local taxes on Internet access, unless the tax was already imposed prior to October 1, 1998, and discriminatory taxes on electronic commerce. There is a possibility that Congress may not renew this legislation in 2001. If Congress chooses not to renew this legislation, state and local governments would be free to impose taxes on goods purchased over the Internet. In addition, one or more foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce. A successful assertion by one or more foreign countries that companies engaged in electronic business should collect sales or other taxes on sales of their products over the Internet, even though not physically present in the foreign country, could indirectly reduce demand for our products.

WE ARE PARTY TO SECURITIES CLASS ACTION LITIGATION WHICH MAY BE COSTLY TO DEFEND AND THE OUTCOME OF WHICH IS UNCERTAIN AND MAY HARM OUR BUSINESS.

    We and several of our former and present officers and directors are named as defendants in several class action complaints which have been filed on behalf of certain of our stockholders who purchased securities between November 8, 1999 and April 18, 2000. These complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under this Act. The plaintiffs are seeking monetary damages and other appropriate relief. On January 25, 2001, the court entered an order consolidating these actions into one action.

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

OUR STOCKHOLDERS MAY EXPERIENCE FURTHER DILUTION AND THE PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF OUR SERIES E PREFERRED STOCK FINANCING.

    In March 2001 we sold $5.0 million of our Series E 6% Cumulative Convertible Preferred Stock and warrants to purchase approximately 900,000 shares of our common stock at an exercise price of $1.9078 per share, subject to certain adjustments, to a fund managed by the Palladin Group. The warrants are exercisable for a period of five years.

    The Series E Preferred Stock is convertible at the option of the holder into shares of our common stock at an initial conversion price of $1.5262 per share, subject to certain adjustments. The initial conversion price is subject to adjustment on the six-month anniversary of the initial issuance, provided that in no event shall the adjusted conversion price be less than $0.8176. In addition, the conversion price is subject to adjustment in the event that we issue securities below the conversion price, with certain exceptions.

    The shares of Series E Preferred Stock bear dividends at an annual rate of 6.0% of the liquidation preference of these shares, payable semi-annually, through the issuance of shares of our common stock or, at our option, in cash. Holders of Series E Preferred Stock have the right, after two years, to require us to redeem the Series E Preferred Stock for cash or convert such shares into our common stock, at our option. Also, in the event of a "change in control" as defined in the terms of the Series E Preferred Stock, if the Series E Preferred Stock is not converted into shares of common stock by the holder, we are required to redeem the Series E Preferred Stock for cash, with such cash redemption equal to 115% of the Series E Preferred Stock liquidation preference. As a result, the Series E Preferred Stock may be converted and the common stock purchase warrants may be exercised at a price per share that may be less than the then current market price of our common stock which may cause substantial dilution to our existing common stockholders. In no event, however, shall we be required to issue in excess of 19.99% of our outstanding shares of common stock as of March 20, 2001, upon the conversion of the Series E Preferred Stock and the exercise of the warrants.

    We are required to register the shares of common stock issuable upon conversion and upon exercise of the warrants under the Securities Act of 1933 for public resale. Any sale of shares of common stock into the public market by the holders of the Series E Preferred Stock could cause a decline in the trading price of our common stock.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    FOREIGN EXCHANGE HEDGING. The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted-average exchange rate in effect during the year. Foreign currency translation and transaction gains or losses for our subsidiaries are included in the accompanying consolidated statements of operations since the functional currency for our subsidiaries is the U.S. dollar. We have not entered into hedges of our foreign currency exposures.

    INVESTMENT PORTFOLIO. We do not invest in derivative financial instruments. Our investment policy permits only high credit quality investment vehicles, and this policy also limits the amount of credit exposure of any one issue, issuer, and type of investment. See "Note 2--Summary of Significant Accounting Policies" in the accompanying Notes to Consolidated Financial Statements.

        ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements set forth on page 36.

QUARTERLY FINANCIAL RESULTS

    The following table sets forth certain unaudited quarterly financial data for 2000 and 1999. In the opinion of management, the unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of results of operations for any future period.

    The merger of FutureTense Inc. in October 1999 was accounted for as a pooling of interests and accordingly all prior period financial data has been restated as if the merger took place at the beginning of such periods.

                                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                            1999       1999       1999        1999       2000       2000       2000        2000
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                                (UNAUDITED)
REVENUES:
Content-centric eBusiness application
  product...............................  $   480    $   599     $ 1,808    $ 5,408    $ 7,654    $ 8,714    $  8,901    $  4,725
Transact/ShopSite product...............    7,825     10,541       9,710     10,350      6,561      5,837         967         234
Other product...........................    2,385      2,418       1,071      1,147      1,140      1,168       1,167       1,282
                                          -------    -------     -------    -------    -------    -------    --------    --------
  Product revenues......................   10,690     13,558      12,589     16,905     15,355     15,719      11,035       6,241
                                          -------    -------     -------    -------    -------    -------    --------    --------
Content-centric eBusiness application
  service...............................      182        973       1,000        615      2,031      3,394       3,900       3,575
Transact/ShopSite service...............    4,803      5,091       6,483      7,491      7,243      7,257       7,315       5,058
Other service...........................      919        940         529        258        194        147          87         430
                                          -------    -------     -------    -------    -------    -------    --------    --------
  Service revenues......................    5,904      7,004       8,012      8,364      9,468     10,798      11,302       9,063
                                          -------    -------     -------    -------    -------    -------    --------    --------
    Total revenues......................   16,594     20,562      20,601     25,269     24,823     26,517      22,337      15,304
                                          -------    -------     -------    -------    -------    -------    --------    --------

COST OF REVENUES:
Product revenues........................      764      1,014         850      1,806      2,376      2,311       2,086         680
Service revenues........................    4,151      5,197       4,986      6,804      7,714      8,972      10,493      10,214
                                          -------    -------     -------    -------    -------    -------    --------    --------
  Total cost of revenues................    4,915      6,211       5,836      8,610     10,090     11,283      12,579      10,894
                                          -------    -------     -------    -------    -------    -------    --------    --------
    Gross profit........................   11,679     14,351      14,765     16,659     14,733     15,234       9,758       4,410
                                          -------    -------     -------    -------    -------    -------    --------    --------

OPERATING EXPENSES:
Selling and marketing...................    8,497      9,360       8,539     11,947     10,477     12,632      12,608      13,046
Research and development................    5,238      5,872       5,514      5,822      6,036      6,422       6,426       5,917
General and administrative..............    2,230      1,969       2,662      1,806      2,372      2,957       3,393       3,377
Amortization of intangibles.............      852        852         897        786        765        766         765         449
Restructuring charge....................       --         --          --         --         --         --          --       6,948
Merger related costs....................       --         --          --      4,328         --         --          --          --
                                          -------    -------     -------    -------    -------    -------    --------    --------
  Total operating expenses..............   16,817     18,053      17,612     24,689     19,650     22,777      23,192      29,737
  Loss from operations..................   (5,138)    (3,702)     (2,847)    (8,030)    (4,917)    (7,543)    (13,434)    (25,327)
Other income............................       19        119         142         71        201     12,550       1,071         265
                                          -------    -------     -------    -------    -------    -------    --------    --------
  Loss before income taxes..............   (5,119)    (3,583)     (2,705)    (7,959)    (4,716)     5,007     (12,363)    (25,062)
Provision for income taxes..............       42        103          71        198         52        298          34         278
                                          -------    -------     -------    -------    -------    -------    --------    --------
  Net loss..............................  $(5,161)   $(3,686)    $(2,776)   $(8,157)   $(4,768)   $ 4,709    $(12,397)   $(25,340)
                                          =======    =======     =======    =======    =======    =======    ========    ========

                               OPEN MARKET, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................     37
Report of Independent Accountants...........................     38
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................     39
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................     40
Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998..........................     41
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999
  and 1998..................................................     42
Notes to Consolidated Financial Statements..................     43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Open Market, Inc.:

    We have audited the accompanying consolidated balance sheets of Open
Market, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1998 financial statements of FutureTense, Inc., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 4(a). Such financial statements are included in the consolidated financial statements of Open Market, Inc. and reflect 4% of total revenues in 1998. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for FutureTense, Inc., is based solely upon the report of the other auditors.

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

    In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Open Market, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
March 23, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Open Market, Inc:

    In our opinion, the balance sheet of FutureTense, Inc. and the related statements of operations, changes in stockholders' deficit and cash flows, which are not included herein, present fairly, in all material respects, the financial position of FutureTense, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 10, 1999

                               OPEN MARKET, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 20,717   $ 19,258
  Marketable securities.....................................     9,713     13,033
  Accounts receivable, net of allowances of $5,896 and
    $4,130 in 2000 and 1999, respectively...................    22,385     27,211
  Prepaid expenses and other current assets.................     4,481      4,264
                                                              --------   --------
      Total current assets..................................    57,296     63,766
                                                              --------   --------
Property and equipment, at cost:
  Computers and office equipment............................    17,643     17,535
  Leasehold improvements....................................     5,694      5,527
  Furniture and fixtures....................................     2,372      2,304
  Land and building.........................................        --      4,200
                                                              --------   --------
      Total property and equipment..........................    25,709     29,566
  Less--accumulated depreciation and amortization...........    16,663     16,043
                                                              --------   --------
      Net property and equipment............................     9,046     13,523
                                                              --------   --------
Intangible assets...........................................     2,657      8,657
Other assets................................................     1,076      1,372
Long-term marketable securities.............................        --      1,487
                                                              --------   --------
      Total assets..........................................  $ 70,075   $ 88,805
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term obligations...............  $     --   $    108
  Lines of credit...........................................    17,405     10,350
  Accounts payable..........................................     5,538      5,657
  Accrued expenses..........................................    18,463     13,773
  Deferred revenues.........................................     8,012      6,302
                                                              --------   --------
      Total current liabilities.............................    49,418     36,190
                                                              --------   --------
Long-term obligations, net of current maturities............        --      2,657
Commitments and Contingencies (Note 9)
Stockholders' Equity:
  Preferred Stock, $0.10 par value--
    Authorized--2,000 shares, issued and
    outstanding--None.......................................        --         --
  Common stock, $0.001 par value--
    Authorized--300,000 shares, issued and
      outstanding--46,708 and 44,098 shares in 2000 and
      1999, respectively....................................        47         44
  Additional paid-in capital................................   223,162    214,783
  Deferred compensation.....................................      (216)      (329)
  Accumulated deficit.......................................  (202,336)  (164,540)
                                                              --------   --------
      Total stockholders' equity............................    20,657     49,958
                                                              --------   --------
      Total liabilities and stockholders' equity............  $ 70,075   $ 88,805
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Product revenues..........................................  $ 48,350   $ 53,742   $ 43,583
  Service revenues..........................................    40,631     29,284     20,963
                                                              --------   --------   --------
    Total revenues..........................................    88,981     83,026     64,546
                                                              --------   --------   --------
Cost of Revenues:
  Product revenues..........................................     7,453      4,434      3,214
  Service revenues..........................................    37,393     21,138     15,365
                                                              --------   --------   --------
    Total cost of revenues..................................    44,846     25,572     18,579
                                                              --------   --------   --------
    Gross profit............................................    44,135     57,454     45,967
                                                              --------   --------   --------
Operating Expenses:
  Selling and marketing.....................................    48,763     38,343     34,772
  Research and development..................................    24,801     22,446     25,910
  General and administrative................................    12,099      8,667     11,096
  Amortization of intangible assets.........................     2,745      3,387      3,006
  In-process research and development.......................        --         --      5,700
  Restructuring charge......................................     6,948         --      2,042
  Merger related costs......................................        --      4,328         --
                                                              --------   --------   --------
    Total operating expenses................................    95,356     77,171     82,526
                                                              --------   --------   --------
    Loss from operations....................................   (51,221)   (19,717)   (36,559)
                                                              --------   --------   --------
Gain from investments.......................................    13,318         --         --
Interest income.............................................     1,326      1,220      1,429
Interest expense............................................      (447)      (703)    (1,191)
Other expense, net..........................................      (110)      (166)      (324)
                                                              --------   --------   --------
    Loss before provision for income taxes..................   (37,134)   (19,366)   (36,645)
                                                              --------   --------   --------
Provision for income taxes..................................       662        414        325
                                                              --------   --------   --------
    Net loss................................................  $(37,796)  $(19,780)  $(36,970)
                                                              ========   ========   ========
Net loss per share--Basic and diluted.......................  $  (0.83)  $  (0.46)  $  (0.98)
                                                              ========   ========   ========
Weighted average common shares outstanding--Basic and
  diluted...................................................    45,606     42,655     37,815
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

                               OPEN MARKET, INC.
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                              STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             STOCKHOLDERS' EQUITY
                                                                                      ----------------------------------
                                                                   REDEEMABLE
                                                                   CONVERTIBLE            COMMON STOCK
                                                                 PREFERRED STOCK      ---------------------
                                                              ---------------------                $.001      ADDITIONAL
                                                                NUMBER     CARRYING     NUMBER      PAR        PAID-IN
                                                              OF SHARES     VALUE     OF SHARES    VALUE       CAPITAL
                                                              ----------   --------   ----------   --------   ----------
                                                                                                       33       137,543
Balance, December 31, 1997..................................   1,135,000   $ 6,686    32,683,000     $         $
  Exercise of common stock options..........................          --        --       977,000        1         3,447
  Employee stock purchase plan..............................          --        --       132,000       --         1,147
  Issuance of common stock for payment of note payable......          --        --       221,000       --         3,182
  Conversion of other equity to common stock................          --        --       628,000        1         6,919
  Issuance of common stock in ICentral acquisition..........          --        --       480,000       --        10,000
  Issuance of common stock in private placements, net of
    issuance costs of $738..................................          --        --     1,882,000        2        24,260
  Issuance of FutureTense Series C redeemable convertible
    preferred stock.........................................     686,000     5,000            --       --            --
  Conversion of note payable................................      26,000       189            --       --            --
  Issuance of FutureTense Series D redeemable convertible
    preferred stock.........................................   2,398,000     3,550            --       --            --
  Cancellation of restricted common stock...................          --        --        (8,000)      --            --
  Reversal of deferred compensation related to termination
    of stock options........................................          --        --            --       --          (330)
  Compensation expense related to stock options.............          --        --            --       --            23
  Amortization of deferred compensation.....................          --        --            --       --            --
  Net loss..................................................          --        --            --       --            --
                                                              ----------   --------   ----------     ----      --------
Balance, December 31, 1998..................................   4,245,000    15,425    36,995,000       37       186,191
  Exercise of common stock options..........................          --        --     1,323,000        2         6,242
  Employee stock purchase plan..............................          --        --        93,000       --         1,125
  Issuance of common stock in ICentral acquisition..........          --        --        49,000       --           609
  Issuance of FutureTense Series D redeemable convertible
    preferred stock.........................................   3,039,000     4,500            --       --            --
  Conversion of FutureTense preferred stock into Open Market
    common stock............................................  (7,284,000)  (19,925)    5,638,000        5        19,920
  Amortization of deferred compensation.....................          --        --            --       --            --
  Deferred compensation related to issuance of common stock
    options.................................................          --        --            --       --           696
  Net loss..................................................          --        --            --       --            --
                                                              ----------   --------   ----------     ----      --------
Balance, December 31, 1999..................................          --        --    44,098,000       44       214,783
  Exercise of common stock options..........................          --        --     2,516,000       26         7,102
  Employee stock purchase plan..............................          --        --       117,000       --           938
  Rescission of exercise of common stock options............          --        --       (23,000)     (23)          (12)
  Compensation expense related to stock options.............          --        --            --       --           351
  Amortization of deferred compensation.....................          --        --            --       --            --
  Net loss..................................................          --        --            --       --            --
                                                              ----------   --------   ----------     ----      --------
Balance, December 31, 2000..................................          --   $    --    46,708,000     $ 47      $223,162
                                                              ==========   ========   ==========     ====      ========

                                                                                      STOCKHOLDERS' EQUITY
                                                              --------------------------------------------------------------------

                                                                   OTHER EQUITY
                                                              ----------------------
                                                               COMMON                                                   TOTAL
                                                                SHARE       CARRYING   DEFERRED        ACCUMULATED    STOCKHOLDERS'
                                                              EQUIVALENTS    VALUE     COMPENSATION     DEFICIT         EQUITY
                                                              -----------   --------   -------------   ------------   ------------

Balance, December 31, 1997..................................    628,000     $ 6,920        $(325)       $(107,790)      $ 36,381
  Exercise of common stock options..........................         --          --           --               --          3,448
  Employee stock purchase plan..............................         --          --           --               --          1,147
  Issuance of common stock for payment of note payable......         --          --           --               --          3,182
  Conversion of other equity to common stock................   (628,000)     (6,920)          --               --             --
  Issuance of common stock in ICentral acquisition..........         --          --           --               --         10,000
  Issuance of common stock in private placements, net of
    issuance costs of $738..................................         --          --           --               --         24,262
  Issuance of FutureTense Series C redeemable convertible
    preferred stock.........................................         --          --           --               --             --
  Conversion of note payable................................         --          --           --               --             --
  Issuance of FutureTense Series D redeemable convertible
    preferred stock.........................................         --          --           --               --             --
  Cancellation of restricted common stock...................         --          --           --               --             --
  Reversal of deferred compensation related to termination
    of stock options........................................         --          --          275               --            (55)
  Compensation expense related to stock options.............         --          --          (23)              --             --
  Amortization of deferred compensation.....................         --          --           41               --             41
  Net loss..................................................         --          --           --          (36,970)       (36,970)
                                                               --------     -------        -----        ---------       --------
Balance, December 31, 1998..................................         --          --          (32)        (144,760)        41,436
  Exercise of common stock options..........................         --          --           --               --          6,244
  Employee stock purchase plan..............................         --          --           --               --          1,125
  Issuance of common stock in ICentral acquisition..........         --          --           --               --            609
  Issuance of FutureTense Series D redeemable convertible
    preferred stock.........................................         --          --           --               --             --
  Conversion of FutureTense preferred stock into Open Market
    common stock............................................         --          --           --               --         19,925
  Amortization of deferred compensation.....................         --          --          399               --            399
  Deferred compensation related to issuance of common stock
    options.................................................         --          --         (696)              --             --
  Net loss..................................................         --          --           --          (19,780)       (19,780)
                                                               --------     -------        -----        ---------       --------
Balance, December 31, 1999..................................         --          --         (329)        (164,540)        49,958
  Exercise of common stock options..........................         --          --           --               --          7,128
  Employee stock purchase plan..............................         --          --           --               --            938
  Rescission of exercise of common stock options............         --          --           --               --            (35)
  Compensation expense related to stock options.............         --          --           --               --            351
  Amortization of deferred compensation.....................         --          --          113               --            113
  Net loss..................................................         --          --           --          (37,796)       (37,796)
                                                               --------     -------        -----        ---------       --------
Balance, December 31, 2000..................................         --     $    --        $(216)       $(202,336)      $ 20,657
                                                               ========     =======        =====        =========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash Flows from Operating Activities:
  Net loss..................................................  $(37,796)  $(19,780)  $(36,970)
  Adjustments to reconcile net loss to net cash used in
    operating activities --
    Depreciation and amortization...........................     4,075      4,572      5,561
    Amortization of intangible assets.......................     6,000      3,815      3,006
    Write-off of in-process research and development........        --         --      5,700
    Stock based compensation expense........................       113      1,008        (14)
    Non-cash charge related to stock option rescission......       351         --         --
    Loss on disposition of fixed assets.....................        --         --         39
    Write-down of assets related to restructuring...........        --         --        294
  Changes in assets and liabilities --
    Accounts receivable.....................................     5,223      1,331     (8,804)
    Prepaid expenses and other current assets...............      (169)    (1,828)      (339)
    Accounts payable........................................      (217)     2,310       (283)
    Accrued expenses........................................     4,800       (358)    (1,613)
    Deferred revenues.......................................     1,312        952        427
                                                              --------   --------   --------
Net cash used in operating activities.......................   (16,308)    (7,978)   (32,996)
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................       435     (2,068)    (5,933)
  Repayment of loan by Founder..............................        --         --        993
  Maturities (purchases) of marketable securities...........     4,807      1,973     (5,521)
  Cash paid in acquisitions.................................        --         --     (1,420)
  Decrease in other assets..................................       296        146        484
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........     5,538         51    (11,397)
Cash Flows from Financing Activities:
  Net borrowings (payments) under the lines of credit.......     7,055       (650)     4,631
  Proceeds from (payments on) long-term obligations.........    (2,764)      (709)     2,830
  Proceeds from the issuance of redeemable convertible
    preferred stock, net of issuance costs..................        --      4,500      8,496
  Payments on note payable..................................        --     (5,000)    (1,818)
  Proceeds from the factoring of accounts receivable........        --         --      3,128
  Proceeds from employee stock purchase plan................       938      1,125      1,147
  Proceeds from exercise of stock options...................     7,128      6,244      3,448
  Rescission of exercise of stock options...................       (35)        --         --
  Proceeds from issuance of common stock in private
    placements..............................................        --         --     24,262
                                                              --------   --------   --------
Net cash provided by financing activities...................    12,322      5,510     46,124
Foreign Exchange Effect on Cash and Cash Equivalents........       (93)       (60)        67
Net Increase (Decrease) in Cash and Cash Equivalents........     1,552     (2,417)     1,731
Cash and Cash Equivalents, beginning of year................    19,258     21,735     19,937
                                                              --------   --------   --------
Cash and Cash Equivalents, end of year......................  $ 20,717   $ 19,258   $ 21,735
                                                              ========   ========   ========
Supplemental Disclosure of Cash Flow Information:
Interest paid during year...................................  $    427   $  1,046   $  1,372
                                                              ========   ========   ========
Taxes paid during year......................................  $    104   $    228   $     48
                                                              ========   ========   ========
Supplemental Schedule of Non-cash Financing Activities:
Conversion of non-interest bearing note into shares of
  Series C redeemable convertible preferred stock...........  $     --   $     --   $    189
                                                              ========   ========   ========
  Payment of note payable through issuance of common stock
    (See Note 4)............................................  $     --   $     --   $  3,182
                                                              ========   ========   ========
In connection with the acquisition of ICentral, the
  following non-cash transaction occurred:
  Fair value of assets acquired.............................  $     --   $     --   $ 12,086
  Liabilities assumed.......................................        --         --       (666)
  Issuance of common stock..................................        --         --    (10,000)
                                                              --------   --------   --------
Cash paid for acquisition and acquisition costs.............  $     --   $     --   $ (1,420)
                                                              ========   ========   ========

                               OPEN MARKET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) OPERATIONS

    Open Market is a provider of enterprise content management and delivery application software. Our software solutions are designed to enable businesses and other organizations to use the Internet to optimize interactions with their site visitors, employees, customers and distribution channels, in order to reduce costs, accelerate business processes, gain market share, establish new revenue streams and compete in the new online economy. We believe that quality interactions result from the reliable and timely exchange of compelling and accurate information and a consistent series of quality interactions is the key to building and sustaining business relationships.

    We build our software based on two core beliefs. First, information, or content, is a strategic asset, and world-class organizations strive to excel at managing crucial information. For these organizations, the Internet introduces new information management challenges and opportunities. Second, web applications managing this crucial information must be reliable, scalable, flexible and open. This puts new requirements on how eBusiness application software needs to be developed and delivered.

    Companies use our software to build and operate captivating web sites, rich product catalogs, self-service applications and web services for their distribution channels, marketplaces and customers. Our products acquire content from people and systems, manage that information through approval and workflow processes, and then disseminate it in personalized delivery formats to trading partners' systems and to a variety of presentation devices, including web browsers, wireless devices, personal digital assistants and e-mail. These eBusiness applications, which we call "content-driven eBusiness solutions", are designed to enable companies to reduce costs, strengthen customer loyalty and establish new revenue streams.

    We are subject to risks common to growing technology-based companies. Operating results are largely dependent upon continued development and growth of Internet commerce, lengthy sales cycles, dependence on system integrators, competition, fluctuations in quarterly operating results, managing rapid expansion, international operations, product defects, dependence on intellectual property and potential intellectual property rights infringements.

    In March 2001, we issued $5.0 million of preferred stock and sold the Folio technology $6.6 million (See Note 16). Based upon our current operating plan and projected capital expenditures for 2001, we believe that existing unrestricted cash and cash equivalents including the recent proceeds from our preferred stock offering and the sale of the Folio technology to NextPage will be sufficient to fund our operations, debt service and capital expenditure requirements at least through December 31, 2001. However, if we are unable to meet our revised operating plan for 2001, we may need to raise additional funding through the sale of assets or raise debt or equity capital. Such funding, if required, may not be available on terms favorable to the Company.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of the following significant accounting policies described in this note and elsewhere in the accompanying notes to consolidated financial statements.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (A) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, which includes
FutureTense, Inc., for all periods presented. All material inter-company accounts and transactions have been eliminated in consolidation.

    (B) REVENUE RECOGNITION

    We recognize revenue in accordance with Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, as amended by SOP 98-4. Additionally, the American Institute of Certified Public Accountants recently issued SOP 98-9 SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS, which provides for certain amendments to SOP 97-2, which is effective for transactions entered into beginning January 1, 2000. This pronouncement did not materially impact our revenue recognition practices. We generate revenues from two sources: license fees for the use of our products and service revenues for implementation, support, consulting and training related to our products.

    We execute separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional services arrangement. These contracts may be an element in a multiple element arrangement. Revenues under multiple element arrangements, which may include several different software products or services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9.

    We use the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor-specific objective evidence for the value of professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

    Revenues from software license agreements are recognized upon delivery of the software if there is evidence of an agreement, the payment is fixed or determinable and collection is probable. If an acceptance period is required or post-delivery obligations exist, revenues are recognized upon customer acceptance and/or completion of the obligation. We enter into reseller arrangements for certain products that typically provide for sublicense fees payable to us based on a percentage of our list price. Royalty and sublicense revenues from our reseller arrangements are recognized when earned, either on a per-unit basis as reported to us by our licensees, or with regards to guaranteed minimums, upon shipment of the master copy of all software to which the guaranteed minimum sublicense fees relate, if there are no significant post-delivery obligations. Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Service revenues, which include education, implementation and consulting services, are recognized in the period services are provided, if customer acceptance is not required, there is evidence of an agreement, the revenues are fixed or determinable and collection is probable.

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

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Deferred revenues represent cash received from customers for products and services in advance of revenue recognition.

    (C) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    We account for investments under Statement of Financial Accounting Standards
(SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which we have positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than three months. Marketable securities are investment-grade securities with original maturities of greater than three months. The average maturity of our marketable securities was approximately two months and five months at December 31, 2000 and 1999, respectively. Long-term marketable securities are investment-grade securities with maturities of greater than one year. To date, we have not recorded any realized gains or losses.

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Cash and cash equivalents
    Cash..................................................  $18,756    $ 9,464
    Commercial paper and corporate bonds..................       --      3,496
    Money market accounts.................................    1,779      4,905
    U.S. government, state, municipal and agency
      securities..........................................      182      1,393
                                                            -------    -------
      Total cash and cash equivalents.....................  $20,717    $19,258
                                                            =======    =======
Marketable securities
    Corporate and other debt securities...................  $ 6,463    $11,433
    State and municipal bonds.............................    3,250      1,600
                                                            -------    -------
      Total marketable securities.........................  $ 9,713    $13,033
                                                            =======    =======
Long-term marketable securities
    Corporate and other debt securities...................  $    --    $ 1,487
                                                            =======    =======
      Total long-term marketable securities...............  $    --    $ 1,487
                                                            =======    =======

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (D) DEPRECIATION AND AMORTIZATION

    We provide for depreciation and amortization using the straight-line method to allocate the cost of property and equipment over their estimated useful lives as follows:

                                                               ESTIMATED
ASSET CLASSIFICATION                                          USEFUL LIFE
--------------------                                          -----------
Computers and office equipment..............................  3-5 years
Leasehold improvements......................................  Lease term
Furniture and fixtures......................................   7 years
Building....................................................   25 years

    (E) RESEARCH AND DEVELOPMENT EXPENSES

    We have evaluated the establishment of technological feasibility of our products in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. The time period, during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and consequently, the amounts that could be capitalized are not material to our financial position or results of operations. Therefore, we have charged all such costs to research and development in the period incurred.

    (F) TRANSLATION OF FOREIGN CURRENCIES

    The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. In translating the accounts of the foreign subsidiaries into U.S. dollars, current assets and liabilities are translated at the rate of exchange in effect at year-end, while non-monetary assets and stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted-average rate in effect during the year. Foreign currency translation and transaction gains or losses for the foreign subsidiary are included in the accompanying consolidated statements of operations since the functional currency of these subsidiaries is the U.S. dollar. We had accounts receivable of approximately $2,021 and $1,036 denominated in foreign currencies as of December 31, 2000 and 1999, respectively. We mark these receivables to market and record a gain or loss, which is a component of other income/expense in the consolidated statements of operations. To date we have not incurred a significant loss on accounts receivable.

    (G) NET LOSS PER SHARE

    We apply SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. We have applied the provisions of SFAS No. 128 and Staff Accounting Bulletin (SAB)
No. 98 for all periods presented. Net loss per share is based upon the weighted average outstanding shares of common stock, adjusted to give effect to the number of equivalent shares of our common

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) stock issued in connection with the FutureTense acquisition for all periods presented. Diluted net loss per share for the years ended 2000, 1999 and 1998 is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be anti-dilutive. The number of outstanding anti-dilutive potential common shares, which consist of warrants and stock options that are not included in basic net loss per common share, were 10,667,000, 8,595,000 and 6,722,000 for 2000, 1999 and 1998, respectively.

    (H) CONCENTRATIONS OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet risk and credit risk concentrations. We have no significant off-balance-sheet risk or credit risk concentrations. We maintain our cash and cash equivalents with several financial institutions and invest in investment-grade securities. We did not have any customers with revenues greater than 10% of total revenues in the years ended December 31, 2000, 1999 and 1998 or accounts receivable balances greater than 10% of total accounts receivable as of December 31, 2000 and 1999.

    (I) POST-RETIREMENT BENEFITS

    We have no obligations for post-retirement benefits.

    (J) FINANCIAL INSTRUMENTS

    The estimated fair values of our financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and short-term lines of credit, approximate their carrying value.

    (K) USE OF ESTIMATES

    The preparation of the accompanying consolidated financial statements required the use of certain estimates by management in determining our assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

    (L) RECLASSIFICATIONS

    We have reclassified certain prior year information to conform to the current year's presentation.

    (M) COMPREHENSIVE LOSS

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive loss on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive loss is the same as the reported net loss for all periods presented.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (N) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

    We apply SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. Our chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer.

    We report our revenues according to three operating segments:
Content-centric eBusiness applications, Transact/ShopSite and other revenue. Our Content-centric eBusiness revenues include license fees and service revenues from our Content Server suite of integrated products. Our Transact/ ShopSite revenues include license fees and service revenues from our Transact and ShopSite products. The other revenues relate, historically, to license fees and service revenues generated from the software publishing tools acquired from Folio and other products, certain of which have been discontinued. Subsequent to June 1999, other revenues relate primarily to the royalties received from NextPage in accordance with our strategic arrangement.

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
REVENUES:
Content-centric eBusiness application product
  revenues.......................................  $29,994    $ 8,295    $   446
Transact/ShopSite product revenues...............   13,599     38,426     21,734
Other product revenues...........................    4,757      7,021     21,403
                                                   -------    -------    -------
Total product revenues...........................   48,350     53,742     43,583
                                                   -------    -------    -------
Content-centric eBusiness application service
  revenues.......................................   11,960      2,770        179
Transact/ShopSite service revenues...............   27,809     23,868     16,034
Other service revenues...........................      862      2,646      4,750
                                                   -------    -------    -------
Total service revenues...........................   40,631     29,284     20,963
                                                   -------    -------    -------
Total revenues...................................  $88,981    $83,026    $64,546
                                                   =======    =======    =======

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Revenues from geographical sources in total and as a percentage of total revenues for 2000, 1999 and 1998 were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------
                                                2000              1999              1998
                                               -------           -------           -------
North America................................  $53,019    60%    $58,341    70%    $44,407    68%
Europe.......................................   18,046    20      11,636    14       8,057    12
United Kingdom...............................    9,004    10       7,198     9       6,374    10
Asia Pacific.................................    5,193     6       2,813     3       3,072     5
Japan........................................    2,263     3       1,582     2       1,618     3
Other........................................    1,456     1       1,456     2       1,018     2
                                               -------   ---     -------   ---     -------   ---
Total........................................  $88,981   100%    $83,026   100%    $64,546   100%
                                               =======   ===     =======   ===     =======   ===

    All of our product sales for the years ended December 31, 2000, 1999 and 1998 were shipped from our facilities located in the United States. As of December 31, 2000 and 1999, all of our assets relate to the content-centric eBusiness and Transact/ShopSite segments except for $3,889 and $10,173, respectively, which are attributable to the other product revenue segment. Substantially all of our long-lived assets are located in the United States.

    (O) LONG-LIVED ASSETS

    We evaluate the carrying value of long-lived assets based on the guidance in SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Our evaluation considers strategy, competitive information, market trends and operating performance. During the fourth quarter of 2000, we decided to divest the ShopSite product line due to the fact that goodwill is not realizable. We expensed the remaining goodwill balance of $3,255 which is included in the restructuring charge in the accompanying statement of operations. Based on our evaluation at December 31, 2000, we do not believe any other impairment of long-lived assets exists.

    (P) NEW ACCOUNTING STANDARDS

    The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, REVENUE RECOGNITION, in December 1999. We were required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the fourth quarter of fiscal 2000. The adoption of this guidance did not have a material impact on our operating results for all periods presented.

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS
No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on our consolidated financial statements.

(3) SPECIAL CHARGES

    (A) RESTRUCTURING CHARGES

    (i) In the fourth quarter of 2000, we implemented a restructuring plan to reduce expenses and align investments with new strategies designed for future profitability and long-term revenue growth. The major component of the restructuring charge related to the elimination of approximately 92 employees and 90 outside consultants across the following functions: services (99), research and development (49), marketing (10), general and administrative
(13) and sales (11). Other components of the restructuring charge included write-off of goodwill related to the ICentral acquisition as we decided to divest of our ShopSite product line, the accrual of a software contract commitment that resulted from a change in product strategy and accrual of office lease impairment costs due to the reduction in workforce. The total cash impact of the restructuring amounted to approximately $3,693. We paid approximately $836 in 2000, and all remaining liabilities are expected to be paid by December 31, 2001. Following are the significant components of the restructuring charge:

RESTRUCTURING COSTS                                            AMOUNT
-------------------                                           --------
Employee severance, benefits and related costs..............   $2,894
ICentral goodwill write-off.................................    3,255
Office lease................................................      299
Termination costs of certain contractual arrangements.......      500
                                                               ------
Total.......................................................   $6,948
                                                               ======

    (ii) In the fourth quarter of 1998, we implemented a restructuring plan to better align our operating costs with our anticipated future revenue stream. The major component of the restructuring charge related to the elimination of approximately 67 employees across the following functions: research and development (27), marketing (17), general and administrative (22) and services
(1). In addition, 10 employees moved from research and development to services. Other components related to settling certain contractual arrangements for porting and product integration that resulted from a change in product strategy. Other charges included the write-off of unutilized software, originally intended for use by the sales force but not implemented due to the reduction in marketing personnel.

The total cash impact of the restructuring amounted to approximately $1,748. All liabilities were paid as of December 31, 1999. Following were the significant components of the restructuring charge:

RESTRUCTURING COSTS                                            AMOUNT
-------------------                                           --------
Employee severance, benefits and related costs..............   $1,260
Write-off of assets.........................................      294
Termination costs of certain contractual arrangements.......      488
                                                               ------
Total.......................................................   $2,042
                                                               ======

    (B) NON-RECURRING CHARGES

    As a result of the acquisition of FutureTense during the fourth quarter of 1999 (See Note 4(a)), we incurred one-time costs related to the merger of $4,328. These costs were comprised of professional fees and other charges of $3,353 and costs to exit contractual obligations and asset impairments of $975. The total cash impact related to the transaction was $3,394, which has all been paid as of December 31, 2000.

(4) ACQUISITIONS

    (A) FUTURETENSE, INC.

    Effective October 15, 1999, we completed a merger with FutureTense, Inc., (FutureTense) a software Internet content management and delivery company. We issued 7,346,210 shares of our common stock to the holders of outstanding FutureTense stock. Each FutureTense share was exchanged for .384 shares of our common stock. In addition, we assumed FutureTense employee stock options and warrants that converted into options to acquire 1,124,628 shares of our stock. As of the date of the consummation of the merger, the common stock and the converted options issued by us had an aggregate market value of $111,180. The merger has been accounted for as a pooling of interests, and accordingly, all prior period financial statements presented herein have been restated as if the merger took place at the beginning of such periods. In addition, in connection with this acquisition, we entered into employment agreements in 1999 with key employees of FutureTense.

    During the nine month period ended September 30, 1999, we recorded revenues of $432 related to the sale of FutureTense products and services as part of a reseller agreement. This amount has been eliminated in consolidation. No other material adjustments were required as a result of conforming the accounting policies of FutureTense to our existing policies.

    In accordance with Accounting Principles Board Opinion (APB) No. 16, the following information presents statement of operations data for the periods preceding the merger.

                                                                 NINE MONTHS          YEARS ENDED
                                                                    ENDED          -----------------
                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
                                                                 (UNAUDITED)
Open Market:
  Revenues..................................................       $ 52,160            $ 62,145
  Net Loss..................................................         (6,251)            (30,472)
FutureTense:
  Revenues..................................................       $  6,032            $  2,401
  Net Loss..................................................         (5,374)             (6,498)

    (B) ICENTRAL INCORPORATED

    On April 30, 1998, we acquired all of the outstanding shares of capital stock of ICentral, Incorporated (ICentral) based in Provo, Utah. ICentral specializes in Internet store-building products geared to small and medium-sized businesses. As payment of the purchase price, we (i) issued an aggregate of 480,140 shares of our common stock and (ii) made a cash payment of $720 to the former stockholders of ICentral. The value of the shares of our common stock issued in connection with the acquisition was approximately $10,000 based on a weighted-average market price, as defined. In addition, in connection with this acquisition, we entered into employment agreements in 1999 with certain key employees of ICentral under which we agreed to pay bonuses in an aggregate amount of $1,000, depending on certain future events, as defined. The employees earned $609 under the employment agreements, which was paid through the issuance of 48,752 shares of common stock under our 1994 Stock Purchase Plan. The remainder was forfeited due to termination of employment. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of ICentral subsequent to April 30, 1998 are included in our consolidated statements of operations.

    The aggregate purchase price of $12,086 consisted of the following:

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Common stock................................................  $10,000
Cash........................................................      720
Assumed liabilities.........................................      666
Acquisition costs...........................................      700
                                                              -------
    Total purchase price:...................................  $12,086
                                                              =======

    The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. These allocations represent the fair values determined by an appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The purchase price has been allocated as follows:

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Current assets..............................................  $    86
Other acquired intangible assets............................    6,300
In-process research & development...........................    5,700
                                                              -------
    Total assets acquired:..................................  $12,086
                                                              =======

    The in-process research and development has been expensed as a charge against operations as of the closing of the transaction and is included in the accompanying 1998 consolidated statement of operations. The amount allocated to in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects were to require substantial development and testing prior to reaching technological feasibility. However, there could be no assurance that these projects would reach technological feasibility or develop into products that would be sold profitably by us. The technology acquired in the acquisition of ICentral has required substantial additional development by us. During the fourth quarter of 2000, we decided to divest this product, and we expensed the remaining balance of $3,255 of this intangible asset. We have recorded approximately $4,200 and $1,260 of amortization expense relating to these intangible assets during 2000 and 1999, respectively.

(5) INTANGIBLE ASSETS

    Intangible assets consist principally of goodwill and the value of acquired technology. These intangibles were obtained from our acquisitions of Folio and ICentral. We amortize these intangibles over their estimated useful lives as follows:

                                                                DECEMBER 31,
                                               ESTIMATED     -------------------
ACQUISITION                                   USEFUL LIFE      2000       1999
-----------                                   ------------   --------   --------
Net intangibles related to Folio
  Acquisition...............................  5 to 7 years   $  9,137   $  9,137
Net intangibles related to ICentral
  Acquisition*..............................  5 to 7 years      6,300      6,300
Net intangibles related to Mission Critical
  Acquisition...............................  3 years           1,581      1,581
                                                             --------   --------
Total intangible assets.....................                   17,018     17,018
Less: Accumulated amortization..............                  (14,361)    (8,361)
                                                             --------   --------
Net intangible assets.......................                 $  2,657   $  8,657
                                                             ========   ========

------------------------

* The intangible related to the ICentral acquisition was written off in 2000 as part of a restructuring charge. See Note 3a on Restructuring and Note 4b on the ICentral Acquisition.

(6) LONG-TERM OBLIGATIONS AND CREDIT FACILITIES

    (A) LINE-OF-CREDIT ARRANGEMENTS

    (i) We had an unsecured credit facility arrangement with a bank, which provided up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bore interest at the prime lending rate (9.50% at December 31, 2000). We were required to comply with certain restrictive covenants under this agreement, and the line was collateralized by our accounts receivable. We were in compliance with all such covenants at December 31, 2000. As of December 31, 2000, our borrowing under this facility was $11,459. This line was fully paid in January 2001 and expired on January 15, 2001. In February 2001, we replaced this line with a secured credit facility arrangement with the same bank, which provides up to $12,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to between 60% and 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate plus 2%. We are required to comply with certain restrictive covenants under this agreement, and the line is collateralized by all assets.

    (ii) We had a royalty line of credit with a bank, which provided up to $6,996 in financing in the form of a line of credit. Borrowings under this line were limited to 85% of guaranteed minimum royalties receivable from Next Page, as defined, and bore interest at the prime lending rate (9.50% at December 31, 2000). Our borrowings under this facility were $5,946 at December 31, 2000. This line was fully paid in January 2001. In concert with our March sale of the underlying technology to NextPage, this line terminated.

    (B) MORTGAGE

    In July 1998, we entered into a $2,800 mortgage of our Provo, Utah, property which bore interest at the fixed rate of 8.5%. The mortgage was paid in full in October 2000 upon the sale of this property.

(7) INCOME TAXES

    We account for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

    The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consists of foreign income and withholding taxes.

    At December 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $169,000, which expire through 2007 - 2020. We also have certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholders over a three-year period. We believe that we have experienced a change in ownership in excess of 50%. We do not believe that this change in ownership will significantly impact our ability to utilize our net operating loss carryforwards.

    The components of our deferred tax asset are as follows:

                                                            2000       1999
                                                          --------   --------
Net operating loss carryforwards........................  $ 67,570   $ 47,463
Amortization of intangible assets.......................    19,448     15,818
Tax credit carryforwards................................     3,941      2,894
Temporary differences...................................    (3,965)    (3,109)
                                                          --------   --------
Total deferred tax assets...............................    86,994     63,066
Less--valuation allowance...............................   (86,994)   (63,066)
                                                          --------   --------
Net deferred tax assets.................................  $     --   $     --
                                                          ========   ========

    It is our objective to become a profitable enterprise and to realize the benefits of our deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered our operating history, the volatility of the market in which we compete, the operating losses incurred to date and believes that given the significance of this evidence, a full valuation reserve against our deferred tax assets is required as of December 31, 2000 and 1999.

(8) STOCKHOLDERS' EQUITY

    (A) PREFERRED STOCK

    In April 1996, our Board of Directors authorized the issuance of up to 2,000,000 shares of $.10 par value preferred stock. At December 31, 2000, no shares were issued and outstanding.

    In connection with the merger with FutureTense, which was accounted for as a pooling of interest, all outstanding shares of FutureTense preferred stock were exchanged for our common stock. The shares of Series A, B, C and D Preferred Stock issued were as follows:

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

    The Series A, B, C and D Preferred Stock had the following rights, preferences and privileges. The Series A, B, C and D Preferred shareholders each had a liquidation preference over the common stock in the event of a liquidation, dissolution or winding up of the Company. The Series A, B, C and D Preferred shareholders were entitled to receive dividends at the defined dividend rate, when and if declared by the Board of Directors. We were required to redeem and convert the Series A, B, C and D Preferred Stock for the redemption price plus any declared but unpaid dividends beginning February 10, 2002. The preferred shareholders were entitled to vote with the common stockholders on an as-converted basis. The Series A, B, C and D Preferred shareholders also had the right of first refusal to purchase any new securities offered by us, as defined. These rights, preferences and privileges terminated upon the consummation of the merger between FutureTense and us.

    (B) COMMON STOCK RESERVED

    Common stock reserved for issuance at December 31, 2000 consisted of the following:

Stock Incentive Plan....................................  14,986,000
Warrants................................................     334,728
                                                          ----------
Total...................................................  15,320,728
                                                          ==========

    (C) PRIVATE PLACEMENTS

    In June 1998, Intel Corporation made an investment in us, purchasing 335,852 unregistered shares of our common stock for an aggregate purchase price of $5,000.

    In July 1998, CMG Information Services, Inc., an investor and developer of Internet companies ("CMG"), and Capital Ventures International, a fund managed by Heights Capital Management ("CVI"), made a $20,000 equity investment in us. Pursuant to the terms of the agreements, we issued an aggregate of 1,545,893 shares of our common stock to CMG and CVI at a price of $12.94 per share. In addition, we issued to CMG and CVI warrants to purchase 334,728 shares of common stock at a price of $16.43 per share, which expire on July 30, 2003. We filed a registration statement on Form S-3, covering all such shares of common stock, which was declared effective by the Securities and Exchange Commission on August 13, 1998.

    (D) STOCKHOLDERS' RIGHTS

    In January 1998, our Board of Directors adopted a Shareholder Rights Plan declaring a dividend of one right for each share of our common stock outstanding at the close of business on February 12, 1998. The rights entitle our shareholders to purchase one one-thousandth of a share of a Series A of Junior Participating Preferred Stock of the Company at an exercise price of $65.00 per share. The rights become exercisable in the event that another party acquires or announces its intention to acquire beneficial ownership of 18% or more of our common stock. Such percentage may, at the Board's discretion, be lowered, although in no event may it be lower than 10%. In the event of such an acquisition or similar event, each right, except those owned by the acquirer, will enable the holder of the right to purchase that number of common shares of the Company which equals the exercise price of the right divided by one-half of the market price of the common stock. In addition, if we are involved in a merger or other transaction with another party in which we are not the surviving corporation, or we sell or transfer 50% or more of our assets or earning power to another party, each right will entitle its holder to purchase that number of shares of common stock of the other party which equals the exercise price of the right divided by one-half of the market price of such common stock. The rights expire ten years from the date of the grant.

    (E) COMMON STOCK

    At December 31, 2000, we had outstanding 1,703,998 shares of common stock which are subject to restriction agreements (the "Restriction Agreements") under the 1996 Incentive Plan. Pursuant to the Restriction Agreements, we have the right to repurchase any unvested shares of common stock in the event of termination of employment with cause, as defined, or due to stockholder's voluntary resignation with us at 25% of the then-current fair market value of the common stock. Shares subject to the Restriction Agreements vest quarterly over a five year period commencing December 1995, subject to certain acceleration provisions. In connection with the consummation of the merger of FutureTense, the restrictions on these shares were accelerated and then converted into shares of our common stock. At December 31, 2000, all shares subject to Restriction Agreements had vested and were no longer subject to our right of repurchase.

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

    (F) STOCK OPTION PLANS

    During 1994, our Board of Directors adopted the 1994 Stock Incentive Plan (the 1994 Incentive Plan). Under the Incentive Plan, as amended, we have reserved and may issue up to 19,201,000 shares of common stock or options to purchase common stock. As of December 31, 2000, there are 1,084,000 shares available for issuance under the 1994 Incentive Plan.

    In September 1996, FutureTense's Board of Directors adopted the 1996 FutureTense Plan (the 1996 Incentive Plan) under which 1,125,000 shares of common stock are reserved for issuance to employees, officers, directors and consultants upon the exercise of options granted under the 1996 Incentive Plan. As of December 31, 2000, there were 109,000 shares available for issuance under the

1996 Incentive Plan. Since our merger with FutureTense in October 1999, no new options have been granted under the 1996 Incentive Plan.

    In August 1999, our Board of Directors adopted the 1999 Stock Incentive Plan (the 1999 Incentive Plan). Under the Incentive Plan, we have reserved and may issue up to 4,000,000 shares of common stock or options to purchase common stock. As of December 31, 2000, there are 494,000 shares available for issuance under the 1999 Incentive Plan.

    Under the terms of the above-mentioned Incentive Plans, the Board of Directors may grant incentive stock options or non-qualified stock options to purchase shares of our common stock. The purchase price and vesting schedule applicable to each option grant are determined by the Board of Directors. Generally, options vest over a four-year period and expire 10 years from the date of grant.

    In 1996, our Board of Directors approved the 1996 Director Option Plan (the Director Plan) whereby we have reserved and may issue up to 200,000 shares of common stock. Under the terms of the Director Plan, each newly elected director will be granted an option to purchase 20,000 shares of common stock. In addition, commencing with the 1998 annual meeting of stockholders and for every annual meeting of stockholders thereafter, each director who is not a founder or employee of the Company will be granted an option to purchase 10,000 shares of common stock. Generally, these options vest over a four-year period and expire 10 years from the date of grant. The vesting of these options will accelerate upon a change of control, as defined in the Director Plan. At December 31, 2000, there were 9,600 options available for grant under this plan.

    We recorded deferred compensation when stock options were granted to employees at an exercise price per share that is less than the fair market value on the date of the grant. Deferred compensation was recorded in an amount equal to the excess of the fair market value per share over the exercise price multiplied by the number of shares purchasable under the option. We recorded $113, $399 and $41 of deferred compensation expense in 2000, 1999 and 1998, respectively, which represented the difference between the fair market value of the common stock on the date of grant, for accounting purposes, and the exercise price.

    In November 1998, the Compensation Committee of the Board of Directors authorized a Stock Option Exchange Program (the Program). Under the terms of the program, all current employees, excluding certain officers then subject to
Section 16 of the Securities Exchange Act of 1934, had the option to request that we cancel their existing options and replace them with a new option. Options for a total of 2,258,153 shares were surrendered under the program by employees and exchanged for new options at the new option exercise price and vesting schedule. The new exercise price was equal to the fair market value of our common stock on November 13, 1998, or $7.875. The repriced shares were subject to certain selling restrictions through 1999. These repriced options are reflected as grants and cancellations in the 1998 stock option activity below.

    The following is a summary of the stock option activity for all plans:

                                                 2000                    1999                    1998
                                        ----------------------   ---------------------   ---------------------
                                                      WEIGHTED                WEIGHTED                WEIGHTED
                                                      AVERAGE                 AVERAGE                 AVERAGE
                                                       PRICE                   PRICE                   PRICE
                                         NUMBER OF      PER      NUMBER OF      PER      NUMBER OF      PER
                                          SHARES       SHARE       SHARES      SHARE       SHARES      SHARE
                                        -----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of year......    8,259,000    $ 9.29     6,622,000    $ 5.47     6,741,000    $ 5.94
    Granted...........................    9,441,000     14.47     5,022,000     13.31     5,129,000     11.22
    Exercised.........................   (2,515,000)     2.83    (1,323,000)     4.66      (977,000)     3.53
    Canceled..........................   (4,853,000)    19.62    (2,062,000)     9.77    (4,271,000)    10.98
                                        -----------    ------    ----------    ------    ----------    ------
Outstanding at end of year............   10,332,000    $10.54     8,259,000    $ 9.29     6,622,000    $ 5.47
Options available for grant at end of
  year................................    1,697,000               6,262,000               5,198,000
Options exercisable...................    1,827,000    $ 9.46     2,963,000    $ 3.66     2,239,000    $ 2.91
Weighted-average fair value of options
  granted during the year.............  $     13.49              $     9.89              $     6.30
                                        ===========    ======    ==========    ======    ==========    ======

                                                    OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                           -------------------------------------   -----------------------
                                                          WEIGHTED     WEIGHTED                  WEIGHTED
                                                           AVERAGE      AVERAGE                   AVERAGE
                                                          REMAINING    EXERCISE                  EXERCISE
                                             NUMBER      CONTRACTUAL     PRICE       NUMBER        PRICE
                                           OUTSTANDING      LIFE       PER SHARE   EXERCISABLE   PER SHARE
                                           -----------   -----------   ---------   -----------   ---------
$0.17- 0.52..............................     369,000        6.59       $ 0.43        287,000     $ 0.41
$1.03- 1.56..............................   1,124,000        9.79         1.51          2,000       1.50
$1.66- 2.00..............................     372,000        9.91         1.93             --         --
$2.66- 2.66..............................   1,236,000        9.80         2.66             --         --
$2.97- 7.50..............................   1,069,000        9.58         4.19         33,000       6.91
$7.81- 7.88..............................     828,000        6.62         7.88        573,000       7.88
$9.00- 9.00..............................   1,409,000        9.30         9.00             --         --
$9.37-12.13..............................   1,279,000        8.43        11.41        495,000      11.62
$12.23-14.75.............................   1,041,000        8.83        13.17        294,000      13.31
$14.88-55.00.............................   1,605,000        9.00        31.80        143,000      19.23
                                           ----------        ----       ------      ---------     ------
                                           10,332,000        8.95       $10.54      1,827,000     $ 9.46
                                           ==========        ====       ======      =========     ======

    (G) THE 1996 EMPLOYEE STOCK PURCHASE PLAN

    In April 1996, our Board of Directors approved the 1996 Employee Stock Purchase Plan (the Purchase Plan) under which we have reserved and may issue up to an aggregate of 750,000 shares of our common stock in accordance with the Purchase Plan. Under the terms of the Purchase Plan, employees who meet certain eligibility requirements may purchase shares of our common stock at 85% of the closing price of the common stock on the first or last day of each six-month offering period, whichever is lower. In 2000, 1999 and 1998, we issued 117,000, 93,000 and 132,000 shares, respectively, for gross proceeds of approximately $938, $1,125 and $1,147, respectively. At December 31, 2000, there were 348,000 shares available for issuance under the Purchase Plan.

    (H) PRO FORMA DISCLOSURE OF STOCK-BASED COMPENSATION

    SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. We have determined that we will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. We record the fair market value of stock options and warrants granted to non-employees in the consolidated statements of operations. We have computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 2000, 1999 and 1998 using the Black-Scholes option pricing model. The weighted-average assumptions used for 2000, 1999 and 1998 are as follows:

                                                      2000       1999       1998
                                                    --------   --------   --------
Risk-free interest rate...........................  4.44%      5.96%      4.91%
Expected dividend yield...........................  --         --         --
Expected life.....................................  4 years    6 years    7 years
Expected volatility...............................  149%       103%       108%

    The total value of the options granted to employees and stock issued under the employee stock purchase plan during 2000, 1999 and 1998 was computed as approximately $127,364, $49,664 and $32,320, respectively. The pro forma effect of these option grants for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
Net loss, as reported.......................................  $(37,796)  $(19,780)  $(36,970)
                                                              ========   ========   ========
Net loss, pro forma.........................................  $(71,812)  $(36,894)  $(44,839)
                                                              ========   ========   ========
Net loss per share--Basic and diluted
As reported.................................................  $  (0.83)  $  (0.46)  $  (0.98)
                                                              ========   ========   ========
Pro forma...................................................  $  (1.57)  $  (0.86)  $  (1.19)
                                                              ========   ========   ========

    The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as the pro forma expense may vary based upon the number of options granted. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

(9) COMMITMENTS AND CONTINGENCIES

    (A) FACILITIES

    We lease our facilities and certain equipment under operating leases that expire through February 2010. The future minimum lease commitments at December 31, 2000, net of sublease income, are as follows:

YEAR ENDED DECEMBER 31,                                       COMMITMENTS
-----------------------                                       -----------
2001........................................................    $ 5,456
2002........................................................      4,799
2003........................................................      4,571
2004........................................................      4,489
2005........................................................      4,218
Thereafter..................................................     19,250
                                                                -------
                                                                $42,783
                                                                =======

    Rent expense included in the accompanying consolidated statements of operations was approximately $6,143, $2,585 and $3,171 for the years ended December 31, 2000, 1999 and 1998, respectively. We subleased a portion of our Burlington office space during 1999.

    (B) CLASS ACTION SUIT

    We are aware of six putative class actions that were filed between June 14, 2000 and August 10, 2000, against us and certain of our officers and directors in the United States District Court for the District of Massachusetts. These actions, each filed on behalf of an alleged class of our shareholders who purchased their common stock between November 8, 1999 and April 18, 2000, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs are seeking monetary damages and other appropriate relief. On January 25, 2001, the court entered an order consolidating these actions into one action. We have meritorious defenses against this suit and intend to fight this suit vigorously.

(10) RELATED PARTY TRANSACTIONS

    We have entered into agreements with certain stockholders that provide for product and service revenues. We believe that the terms of these transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. We recognized product and service revenues from related parties of approximately $444, $259 and $208 during the years ended December 31, 2000, 1999 and 1998, respectively. We had related party accounts receivable of approximately $70 and $71 related party deferred revenue of approximately $104 and $41 included in the accompanying consolidated balance sheets as of December 31, 2000 and 1999, respectively, from certain stockholders.

(11) EXCLUSIVE DISTRIBUTION AGREEMENT

    On June 9, 1999, we announced the formation of a strategic partnership with NextPage, Inc. Under the terms of the agreement, as amended on September 30, 1999, in exchange for exclusive worldwide marketing and distribution rights for Folio publishing products, NextPage will pay us a minimum of $14,000 in guaranteed royalties over a three-year period, commencing July 1, 1999. We are recording the guaranteed royalty revenue ratably over the three-year period. At the end of the three-year period, NextPage has an option to obtain all rights, title and interests to the Folio products for a purchase price equal to such products' estimated fair-market value. In addition, we received a minimum of

$3,000 in software license fees from NextPage in exchange for NextPage's non-exclusive worldwide rights to market and distribute our Transact/ShopSite software products to the commercial publishing industry. In connection with this distribution agreement, we recorded $4,664 and $5,441 in publishing revenue during 2000 and 1999, respectively. See Note 15(b).

(12) EMPLOYEE BENEFIT PLAN

    In October 1995, we adopted a 401(k) savings and investment plan (the 401(k)
Plan) for eligible employees. Each participant may elect to contribute up to 15% of his or her compensation for the plan year, subject to certain limitations, as defined. At the discretion of our Board of Directors, matching contributions are made to the 401(k) Plan. To date, there have been no discretionary contributions made by us to the 401(k) Plan.

(13) ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Payroll and related expenses..............................  $ 6,120    $ 6,002
Professional and consulting fees..........................    1,163        552
All other.................................................   11,180      7,219
                                                            -------    -------
                                                            $18,463    $13,773
                                                            =======    =======

(14) DEFERRED REVENUES

    Deferred revenues consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Future product deliverables.................................   $2,689     $  149
Prepaid service revenues....................................    5,323      6,153
                                                               ------     ------
                                                               $8,012     $6,302
                                                               ======     ======

(15) QUARTERLY FINANCIAL RESULTS

    The following table sets forth certain unaudited quarterly financial data for 2000 and 1999. In the opinion of management, the unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of results of operations for any future period.

    The merger of FutureTense Inc. in October 1999 was accounted for as a pooling of interests and accordingly all prior period financial data has been restated as if the merger took place at the beginning of such periods.

                                                               THREE MONTHS ENDED
                             ---------------------------------------------------------------------------------------
                             MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                               1999       1999       1999        1999       2000       2000       2000        2000
                             --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                   (UNAUDITED)
REVENUES:
Content-centric eBusiness
  application product......  $   480    $   599     $ 1,808    $ 5,408    $ 7,654    $ 8,714    $  8,901    $  4,725
Transact/ShopSite
  product..................    7,825     10,541       9,710     10,350      6,561      5,837         967         234
Other product..............    2,385      2,418       1,071      1,147      1,140      1,168       1,167       1,282
                             -------    -------     -------    -------    -------    -------    --------    --------
  Product revenues.........   10,690     13,558      12,589     16,905     15,355     15,719      11,035       6,241
                             -------    -------     -------    -------    -------    -------    --------    --------
Content-centric eBusiness
  application service......      182        973       1,000        615      2,031      3,394       3,900       3,575
Transact/ShopSite
  service..................    4,803      5,091       6,483      7,491      7,243      7,257       7,315       5,058
Other service..............      919        940         529        258        194        147          87         430
                             -------    -------     -------    -------    -------    -------    --------    --------
  Service revenues.........    5,904      7,004       8,012      8,364      9,468     10,798      11,302       9,063
                             -------    -------     -------    -------    -------    -------    --------    --------
    Total revenues.........   16,594     20,562      20,601     25,269     24,823     26,517      22,337      15,304
                             -------    -------     -------    -------    -------    -------    --------    --------

COST OF REVENUES:
Product revenues...........      764      1,014         850      1,806      2,376      2,311       2,086         680
Service revenues...........    4,151      5,197       4,986      6,804      7,714      8,972      10,493      10,214
                             -------    -------     -------    -------    -------    -------    --------    --------
  Total cost of revenues...    4,915      6,211       5,836      8,610     10,090     11,283      12,579      10,894
                             -------    -------     -------    -------    -------    -------    --------    --------
    Gross profit...........   11,679     14,351      14,765     16,659     14,733     15,234       9,758       4,410
                             -------    -------     -------    -------    -------    -------    --------    --------
OPERATING EXPENSES:
Selling and marketing......    8,497      9,360       8,539     11,947     10,477     12,632      12,608      13,046
Research and development...    5,238      5,872       5,514      5,822      6,036      6,422       6,426       5,917
General and
  administrative...........    2,230      1,969       2,662      1,806      2,372      2,957       3,393       3,377
Amortization of
  intangibles..............      852        852         897        786        765        766         765         449
Restructuring charge.......       --         --          --         --         --         --          --       6,948
Merger related costs.......       --         --          --      4,328         --         --          --          --
                             -------    -------     -------    -------    -------    -------    --------    --------
    Total operating
    expenses...............   16,817     18,053      17,612     24,689     19,650     22,777      23,192      29,737
    Loss from operations...   (5,138)    (3,702)     (2,847)    (8,030)    (4,917)    (7,543)    (13,343)    (25,327)
Other income...............       19        119         142         71        201     12,550       1,071         265
                             -------    -------     -------    -------    -------    -------    --------    --------
    Loss before income
    taxes..................   (5,119)    (3,583)     (2,705)    (7,959)    (4,716)     5,007     (12,363)    (25,062)
Provision for income
  taxes....................       42        103          71        198         52        298          34         278
                             -------    -------     -------    -------    -------    -------    --------    --------
    Net loss...............  $(5,161)   $(3,686)    $(2,776)   $(8,157)   $(4,768)   $ 4,709    $(12,397)   $(25,340)
                             =======    =======     =======    =======    =======    =======    ========    ========

(16) SUBSEQUENT EVENTS

   (a) In March 2001, we sold $5.0 million of our Series E 6% Cumulative Convertible Preferred Stock and warrants to purchase approximately 900,000 shares of our common stock at an exercise price of $1.9078 per share, subject to certain adjustments, to an affiliate of the Palladin Group. The warrants are exercisable for a period of five years.

    The Series E Preferred Stock is convertible at the option of the holder into shares of our common stock at an initial conversion price of $1.5262 per share, subject to certain adjustments. The initial conversion price is subject to adjustment on the six-month anniversary of the initial issuance, provided that in no event shall the adjusted conversion price be less than $0.8176. In addition, the conversion price is subject to adjustment in the event that we issue securities below the conversion price, with certain exceptions.

    The shares of Series E Preferred Stock bears dividends at an annual rate of 6.0% of the liquidation preference of these shares, payable semi-annually, through the issuance of shares of our common stock or, at our option, in cash. Holders of Series E Preferred Stock have the right, after two years, to require us to redeem the Series E Preferred Stock for cash or convert such shares into our common stock, at our option. Also, in the event of a "change in control" as defined in the terms of the Series E Preferred Stock, if the Series E Preferred Stock is not converted into shares of common stock by the holder, we are required to redeem the Series E Preferred Stock for cash, with such cash redemption equal to 115% of the Series E Preferred Stock liquidation preference. We are required to register the shares of common stock issuable upon conversion and upon exercise of the warrants under the Securities Act of 1933 for public resale.

    (b) On March 26, 2001, we announced that NextPage had exercised its option to purchase the Folio technology, which it had been licensing, from us. NextPage paid us approximately $6,600 in cash in the first quarter of 2001, to complete the sale. As a result of this sale, there will be no future revenue stream from these products beginning in the second quarter of 2001. We will record a gain of approximately $4.0 million on this sale in the first quarter of 2001.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES

    None.

                                    PART III

    The information required by Items 10 through 13 are incorporated by reference to our Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders scheduled for June 20, 2001.

                                    PART IV
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

       (1) Financial Statements

           Report of Independent Accountants

           Consolidated Balance Sheet as of December 31, 2000 and 1999

           Consolidated Statement of Operations for the years ended December 31, 2000, 1999 and 1998

           Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

           Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998

           Notes to Consolidated Financial Statements

       (2) Financial Statement Schedules

           Schedule II--Valuation and Qualifying Accounts

           Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

    (b) During the fourth quarter of 2000, we filed the following reports on Form 8-K:

       (1) On December 4, 2000, Open Market, Inc. announced that Harland K. LaVigne had been named Chairman of the Board of Directors, President and CEO, effective immediately. The Current Report on Form 8-K reporting this event was filed with the Securities and Exchange Commission on December 8, 2000.

       (2) On October 18, 2000, Open Market, Inc. (the "Company") announced that effective in early November 2000, Betty J. Savage would resign as the Company's Vice President and Chief Financial Officer. The Current Report on Form 8-K reporting this event was filed with the Securities and Exchange Commission October 26, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       OPEN MARKET, INC.

                                                       By:            /s/ HARLAND K. LAVIGNE
                                                            -----------------------------------------
                                                                        Harland K. LaVigne
                                                             Chairman, President and Chief Executive
                                                                             Officer

Date: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on the dates indicated.

               /s/ HARLAND K. LAVIGNE                                  March 30, 2001
     -------------------------------------------
                 Harland K. LaVigne
  Chairman, President, and Chief Executive Officer
            (Principal Executive Officer)

                  /s/ EDWARD DURKIN                                    March 30, 2001
     -------------------------------------------
                    Edward Durkin
Vice President and Chief Financial Officer (Principal
                 Financial Officer)

                /s/ ANNMARIE RUSSELL                                   March 30, 2001
     -------------------------------------------
                  Annmarie Russell
               Vice President, Finance
             (Chief Accounting Officer)

               /s/ THOMAS H. BRUGGERE                                  March 30, 2001
     -------------------------------------------
                 Thomas H. Bruggere
                      Director

                  /s/ SHIKHAR GHOSH                                    March 30, 2001
     -------------------------------------------
                    Shikhar Ghosh
                      Director

                /s/ WILLIAM S. KAISER                                  March 30, 2001
     -------------------------------------------
                  William S. Kaiser
                      Director

                  /s/ B.C. KRISHNA                                     March 30, 2001
     -------------------------------------------
                    B.C. Krishna
                      Director

                 /s/ EUGENE F. QUINN                                   March 30, 2001
     -------------------------------------------
                   Eugene F. Quinn
                      Director

                   /s/ PAUL SAGAN                                      March 30, 2001
     -------------------------------------------
                     Paul Sagan
                      Director

                /s/ PATRICK SCANNELL                                   March 30, 2001
     -------------------------------------------
                  Patrick Scannell
                      Director

                                                                     SCHEDULE II

                               OPEN MARKET, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                       ADDITIONS
                                           BALANCE AT    ADDITIONS     CHARGED TO                 BALANCE AT
                                           BEGINNING       DUE TO      COSTS AND      AMOUNTS       END OF
                                           OF PERIOD    ACQUISITIONS    EXPENSES    WRITTEN OFF     PERIOD
                                           ----------   ------------   ----------   -----------   ----------
ACCOUNTS RECEIVABLE ALLOWANCES
Year Ended December 31, 2000.............    $4,130      $      --       $7,067       $5,300        $5,896
                                             ------      ---------       ------       ------        ------
Year Ended December 31, 1999.............     2,937             --        1,911          718         4,130
                                             ------      ---------       ------       ------        ------
Year Ended December 31, 1998.............     1,581             --        1,867          512         2,936
                                             ------      ---------       ------       ------        ------

                                           BALANCE AT                                       BALANCE AT
                                           BEGINNING                                          END OF
                                           OF PERIOD    ADDITIONS   DEDUCTIONS    OTHER       PERIOD
                                           ----------   ---------   ----------   --------   ----------
RESTRUCTURING CHARGE
Year Ended December 31, 2000.............     $  --      $6,948        $ 587      $3,255      $3,106
                                              -----      ------        -----      ------      ------
Year Ended December 31, 1999.............     1,088          --        1,088          --          --
                                              -----      ------        -----      ------      ------
Year Ended December 31, 1998.............        --       2,042          954          --       1,088
                                              -----      ------        -----      ------      ------

                                           BALANCE AT                                        BALANCE AT
                                           BEGINNING                                           END OF
                                           OF PERIOD    ADDITIONS   DEDUCTIONS     OTHER       PERIOD
                                           ----------   ---------   ----------   ---------   ----------
NON-RECURRING CHARGES
Year Ended December 31, 2000.............     $389      $   --         $139      $    --        $250
                                              ----      ---------      ----      ---------      ----
Year Ended December 31, 1999.............       --         389           --           --         389
                                              ----      ---------      ----      ---------      ----

                                 EXHIBIT INDEX

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
         2.1            Agreement and Plan of Merger, dated July 14, 1999 by and
                        among the Registrant, OM/SA Acquisition Corporation and
                        FutureTense, Inc. (1)

         3.1 *          Amended and Restated Certificate of Incorporation of the
                        Registrant, as amended.

         3.2 *          Second Amended and Restated By-laws of the Registrant.

         4.1 Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant. (2)

         4.2            Form of Rights Certificate. (3)

         4.3            Rights Agreement, dated as of January 26, 1998, between the
                        Registrant and Fleet National Bank (f/k/a BankBoston, N.A.)
                        as Rights Agent. (4)

         4.4            Amendment No. 1, dated as of February 17, 1999, to the
                        Rights Agreement, dated as of January 26, 1998, between the
                        Registrant and Fleet National Bank (f/k/a BankBoston, N.A.)
                        as Rights Agent. (5)

         4.5            Amendment No. 2, dated as of March 20, 2001, to the Rights
                        Agreement, dated as of January 26, 1998, between the
                        Registrant and Fleet National Bank (f/k/a BankBoston, N.A.)
                        as Rights Agent. (6)

        10.1            1994 Stock Incentive Plan, as amended. (3)#

        10.2            1996 Employee Stock Purchase Plan. (3)#

        10.3            Amended and Restated 1996 Director Option Plan. (7)#

        10.4            1999 Stock Incentive Plan. (1)#

        10.5            FutureTense, Inc. 1996 Stock Incentive Plan. (8)#

        10.6            Employment Agreement between the Registrant and Gary B.
                        Eichhorn, dated November 7, 1995. (2)#

        10.7            Amendment No. 1, dated as of April 15, 1998, to Employment
                        Agreement between the Registrant and Gary B. Eichhorn, dated
                        November 7, 1995. (9)#

        10.8            Invention and Non-Disclosure Agreement, dated November 10,
                        1995, between the Registrant and Gary B. Eichhorn. (2)

        10.9            Lease between Wayside Realty Trust and Registrant dated
                        March 11, 1997. (10)

        10.10*          Loan and Security Agreement by and between Silicon Valley
                        Bank and the Registrant, dated February 28, 2001. +

        10.11           Export-Import Bank Loan and Security Agreement between
                        Silicon Valley Bank and Registrant, dated September 26,
                        1997. (11)

        10.12*          Fourth Loan Modification Agreement (EXIM Line), dated
                        February 28, 2001, to the Export-Import Bank Loan and
                        Security Agreement between Silicon Valley Bank and
                        Registrant, dated September 26, 1997.

        10.13           Securities Purchase Agreement, dated as of July 30, 1998, by and between the Registrant and CMG Information Services,
                        Inc. (12)

        10.14           Securities Purchase Agreement, dated as of July 30, 1998, by and between the Registrant and Capital Ventures
                        International. (12)

        10.15 Stock Purchase Warrant, dated as of July 30, 1998, by and between the Registrant and CMG Information Services,
                        Inc. (12)

        10.16           Stock Purchase Warrant, dated July 30, 1998, by and between the Registrant and Capital Ventures International. (12)

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
        10.17           Registration Rights Agreement, dated as of July 30, 1998, by and between the Registrant and CMG Information Services,
                        Inc. (12)

        10.18           Registration Rights Agreement, dated as of July 30, 1998, by and between the Registrant and Capital Ventures
                        International. (12)

        10.19           Form of Executive Retention Agreement entered into by the
                        Registrant on one hand, and each of the following executive officers of the Registrant: Joseph Alwan, Ronald Matros,
                        Gregory Pope, Betty Savage and B.C. Krishna. (10)#

        10.20+          Master Software License and Distribution Agreement, dated
                        June 30, 1999 between NextPage L.C. and the
                        Registrant. (13)

        10.21+          Amended Master Software License and Distribution Agreement,
                        dated September 30, 1999 between NextPage, L.C. and the
                        Company. (14)

        10.22           Form of Employment Agreement entered into by and between the
                        Registrant and Ronald J. Matros. (8)#

        10.23           Form of Employment Agreement entered into by and between the
                        Registrant and B.C. Krishna. (8)#

        10.24*          Employment Agreement, dated as of December 1, 2000, between the Registrant and Harland K. LaVigne. #

        10.25*          Employment Agreement, dated as of November 17, 2000, between the Registrant and Edward Durkin. #

        10.26*          Executive Retention Agreement, dated as of November 17,
                        2000, between the Registrant and Edward Durkin.

        10.27           Real Estate Purchase and Sale Agreement, dated August 23,
                        2000. (15)

        10.28           Amendment to Real Estate Purchase, dated August 23,
                        2000. (15)

        10.29           Purchase Agreement, dated as of March 20, 2001, by and among the Registrant and the Purchasers listed therein. (6)

        10.30 Registration Rights Agreement, dated as of March 20, 2001, by and among the Registrant and the Purchasers listed therein. (6)

        10.31           Common Stock Warrant, dated as of March 20, 2001, issued by the Registrant to Halifax Fund, L.P. (6)

        10.32 Adjustment Warrant, dated as of March 20, 2001, issued by the Company to Halifax Fund, L.P. (6)

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

 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (File No. 333-84801).

 (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-03340).

 (3) Incorporated by reference to the Registrant's Form 8-A filed January 30, 1998.

 (4) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated January 30, 1998.

 (5) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated February 17, 1999.

 (6) Incorporated by reference to Registrant's Current Report on Form 8-K, dated March 20, 2001.

 (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

 (8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

 (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

 (10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 (11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

 (12) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 30, 1998.

 (13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarter ended June 30, 1999.

 (14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

 (15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.