Form 10-Q
period 2001-03-31
OPEN MARKET INC
filed 2001-05-15
CIK 926019

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 8, 2001, there were 46,936,132 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               OPEN MARKET, INC.
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements
    Consolidated Balance Sheets as of March 31, 2001 and                   3
     December 31, 2000...............................................
    Consolidated Statements of Operations for the three months ended
     March 31, 2001 and 2000.........................................      4
    Consolidated Statements of Cash Flows for the three months ended
     March 31, 2001 and 2000.........................................      5
    Notes to Consolidated Financial Statements.......................      6
ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     11
ITEM 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................     26

PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................     27
ITEM 2.  Changes in Securities and Use of Proceeds...................     27
ITEM 3.  Defaults Upon Senior Securities.............................     28
ITEM 4.  Submission of Matters to a Vote of Security Holders.........     28
ITEM 5.  Other Information...........................................     28
ITEM 6.  Exhibits and Reports on Form 8-K............................     28

SIGNATURES...........................................................     29

EXHIBIT INDEX........................................................

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               OPEN MARKET, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   -------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  10,342      $  20,717
  Marketable securities.....................................       4,412          9,713
  Accounts receivable, net of allowances of $5,843 and
    $5,896 at March 31, 2001 and December 31, 2000,
    respectively............................................      15,541         22,385
  Prepaid expenses and other current assets.................       3,886          4,481
                                                               ---------      ---------
    Total current assets....................................      34,181         57,296
                                                               ---------      ---------
Property and equipment, at cost:
  Computers and office equipment............................      17,737         17,643
  Leasehold improvements....................................       5,689          5,694
  Furniture and fixtures....................................       2,358          2,372
                                                               ---------      ---------
    Total property and equipment............................      25,784         25,709
  Less--accumulated depreciation and amortization...........      17,529         16,663
                                                               ---------      ---------
    Net property and equipment..............................       8,255          9,046
                                                               ---------      ---------
Intangible assets...........................................          --          2,657
Other assets................................................       1,076          1,076
                                                               ---------      ---------
Total assets................................................   $  43,512      $  70,075
                                                               =========      =========

      LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Lines of credit...........................................   $      --      $  17,405
  Accounts payable..........................................       4,376          5,538
  Accrued expenses..........................................      14,830         18,463
  Deferred revenues.........................................       6,981          8,012
                                                               ---------      ---------
    Total current liabilities...............................      26,187         49,418
                                                               ---------      ---------

Redeemable convertible preferred stock
  Series E 6% cumulative convertible preferred stock, $0.10
    par value--Authorized--5 shares, issued and outstanding
    5 and no shares at March 31, 2001 and December 31, 2000,
    respectively............................................       3,557             --

Stockholders' Equity:
  Preferred stock, $0.10 par value--Authorized--1,995
    shares, issued and outstanding--None....................          --             --
  Common stock, $0.001 par value--Authorized--300,000
    shares, issued and outstanding 46,929 and 46,708 shares
    at March 31, 2001 and December 31, 2000, respectively...          47             47
  Additional paid-in capital................................     224,937        223,162
  Deferred compensation.....................................        (187)          (216)
  Accumulated deficit.......................................    (211,029)      (202,336)
                                                               ---------      ---------
    Total stockholders' equity..............................      13,768         20,657
                                                               ---------      ---------
Total liabilities, redeemable convertible preferred stock
  and stockholders' equity..................................   $  43,512      $  70,075
                                                               =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
  Product revenues..........................................  $  6,299   $15,355
  Service revenues..........................................     6,715     9,468
                                                              --------   -------
    Total revenues..........................................    13,014    24,823
                                                              --------   -------
Cost of revenues:
  Product revenues..........................................       598     2,376
  Service revenues..........................................     6,285     7,714
                                                              --------   -------
    Total cost of revenues..................................     6,883    10,090
                                                              --------   -------
    Gross profit............................................     6,131    14,733
                                                              --------   -------
Operating expenses:
  Selling and marketing.....................................    10,744    10,477
  Research and development..................................     5,149     6,036
  General and administrative................................     2,700     2,372
  Amortization of intangible assets.........................       450       765
                                                              --------   -------
    Total operating expenses................................    19,043    19,650
                                                              --------   -------
    Loss from operations....................................   (12,912)   (4,917)
                                                              --------   -------

Gain on sale of assets......................................     4,710        --
Interest income.............................................       141       352
Interest expense............................................      (312)      (93)
Other expense...............................................      (176)      (58)
                                                              --------   -------
    Loss before provision for incomes taxes.................    (8,549)   (4,716)
                                                              --------   -------
Provision for income taxes..................................       115        52
                                                              --------   -------
    Net loss................................................    (8,664)   (4,768)
                                                              --------   -------
Accretion of preferred stock discount and dividends.........        29        --
                                                              --------   -------
Net loss applicable to common shareholders..................  $ (8,693)  $(4,768)
                                                              ========   =======
Net loss per share applicable to common shareholders--basic
  and diluted...............................................  $  (0.19)  $ (0.11)
                                                              ========   =======
Weighted average common shares outstanding--basic and
  diluted...................................................    46,832    44,401
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash Flows from (used by) Operating Activities:
  Net loss applicable to common shareholders................  $ (8,693)  $(4,768)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................       866     1,096
    Gain on sale of Folio technology to NextPage............    (4,460)       --
    Amortization of intangible assets.......................       450       765
    Stock based compensation expense........................        29        28
    Accretion of preferred stock discount and dividends.....        29        --
  Changes in assets and liabilities--
    Accounts receivable.....................................     6,844       129
    Prepaid expenses and other current assets...............       595        15
    Accounts payable........................................    (1,162)   (1,814)
    Accrued expenses........................................    (3,633)      339
    Deferred revenues.......................................    (1,031)    3,375
                                                              --------   -------
Net cash used by operating activities.......................   (10,195)     (835)
                                                              --------   -------
Cash Flows from Investing Activities:
    Purchases of property and equipment.....................       (75)   (1,081)
    Maturities of marketable securities, net................     5,301     4,352
                                                              --------   -------
Net cash provided by investing activities...................     5,226     3,271
                                                              --------   -------
Cash Flows from (used by) Financing Activities:
    Net payments under lines of credit......................   (17,405)       --
    Proceeds from issuance of redeemable convertible
      preferred stock, net of issuance costs................     4,750        --
    Proceeds from sale of Folio technology to NextPage......     6,667        --
    Payments on long-term obligations.......................        --       (15)
    Proceeds from employee stock purchase plan..............       530       567
    Proceeds from exercise of stock options.................        23     6,424
                                                              --------   -------
Net cash (used by) provided by financing activities.........    (5,406)    6,976
                                                              --------   -------
Net (decrease) increase in cash and cash equivalents........   (10,375)    9,412
                                                              --------   -------
Cash and cash equivalents, beginning of period..............    20,717    19,258
                                                              --------   -------
Cash and cash equivalents, end of period....................  $ 10,342   $28,669
                                                              ========   =======
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period.............................  $    312   $    49
                                                              ========   =======
Taxes paid during the period................................  $    111   $    88
                                                              ========   =======
Supplemental Disclosure of Non-cash Investing and Financing
  Activities:
  Warrants issued in connection with redeemable convertible
    preferred stocks........................................  $  1,221   $    --
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BASIS OF PRESENTATION

    The consolidated financial statements of Open Market, Inc. (Open Market or the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

    The consolidated financial statements and notes herein are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of our operations and cash flows and those of our subsidiaries.

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

    (a)  PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Open Market and our wholly owned subsidiaries, which includes
FutureTense, Inc., for all periods presented. All material inter-company accounts and transactions have been eliminated in consolidation.

    (b)  REVENUE RECOGNITION

    We recognize revenue in accordance with Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, as amended by SOP 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS. We generate revenues from two sources: license fees for the use of our products and service revenues for implementation, support, consulting and training related to our products.

    We generally execute separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional services arrangement. These contracts may be an element in a multiple element arrangement. Revenues under multiple element arrangements, which may include several different software products or services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9.

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

    (c)  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    We account for investments under Statement of Financial Accounting Standards
(SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which we have positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than three months. Marketable securities are investment-grade securities with original maturities of greater than three months. The average maturity of our marketable securities was approximately 1 month and two months at March 31, 2001 and December 31, 2000, respectively. To date, we have not recorded any realized gains or losses.

    (d)  TRANSLATION OF FOREIGN CURRENCIES

    The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. In translating the accounts of the foreign subsidiaries into U.S. dollars, current assets and liabilities are translated at the rate of exchange in effect at year-end, while non-monetary assets and stockholders' equity are translated at historical rates. Revenue and expense accounts are translated using the weighted-average rate in effect during the year. Foreign currency translation and transaction gains or losses for the foreign subsidiaries are included in the accompanying consolidated statements of operations since the functional currency of these subsidiaries is the U.S. dollar. We had accounts receivable of approximately $1,767 and $2,021 denominated in foreign currencies as of March 31, 2001 and December 31, 2000, respectively. We mark these receivables to market and record a gain or loss, which is a component of other income/expense in the consolidated statements of operations. To date we have not incurred a significant foreign exchange loss on our foreign accounts receivable.

    (e)  NET LOSS PER SHARE

    We apply SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. We have applied the provisions of SFAS No. 128 and Staff Accounting Bulletin (SAB)
No. 98 for all periods presented. Net loss per share is based upon the weighted average outstanding shares of common stock, adjusted to give effect to the number of equivalent shares of our common stock issued in connection with the FutureTense acquisition for all periods presented. Diluted net loss per share for the three months ended March 31, 2001 and 2000 is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be anti-dilutive. The number of outstanding anti-dilutive potential common shares, which consist of warrants and stock options that are not included in basic net loss per common share, were 9,821,428 and 8,506,245 for the three months ended March 31, 2001 and 2000, respectively.

    (f)  COMPREHENSIVE LOSS

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive loss on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive loss, which is comprised of net loss and the accretion of preferred stock dividends, was $8,693 for the three months ended March 31, 2001. Total comprehensive loss was the same as next loss for the three months ended March 31, 2000.

    (g)  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

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

    We report our revenues according to three operating segments: Content-driven eBusiness solutions, Transact/ShopSite and other revenue. Our Content-driven eBusiness revenues include license fees and service revenues from our Content Server suite of integrated products. Our Transact/ShopSite revenues include license fees and service revenues from our Transact and ShopSite products. The other revenues relate to the royalties received from NextPage in accordance with our arrangement, and revenues from licensing of patents.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
REVENUES:
Content-driven eBusiness solutions product revenues.......  $ 4,578    $ 7,654
Transact/ShopSite product revenues........................       54      6,561
Other product revenues....................................    1,667      1,140
                                                            -------    -------
Total product revenues....................................    6,299     15,355
                                                            -------    -------
Content-driven eBusiness solutions service revenues.......    3,123      2,031
Transact/ShopSite service revenues........................    3,584      7,243
Other service revenues....................................        8        194
                                                            -------    -------
Total service revenues....................................    6,715      9,468
                                                            -------    -------
Total revenues............................................  $13,014    $24,823
                                                            =======    =======

    Revenues from geographical sources in total and as a percentage of total revenues for the months ended March 31, 2001 and 2000 were as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                --------------------------------
                                                    2001               2000
                                                -------------      -------------
North America.................................  $ 6,071    47%     $16,163    65%
United Kingdom................................    1,881    14%       2,130     9%
Italy.........................................    1,090     8%       1,122     5%
Netherlands...................................      866     7%         543     2%
Spain.........................................      823     6%         639     3%
Europe........................................      814     6%       1,055     4%
Germany.......................................      725     6%         822     3%
Asia..........................................      709     5%       1,884     8%
Other.........................................       35     1%         465     1%
                                                -------   ---      -------   ---
Total.........................................  $13,014   100%     $24,823   100%
                                                =======   ===      =======   ===

    All of our product sales for the three months ended March 31, 2001 and 2000 were shipped from our facilities located in the United States. As of March 31, 2001, all of our assets relate to the content-driven eBusiness and Transact. Substantially all of our long-lived assets are located in the United States.

    (h)  NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS
No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133, effective January 1, 2001, and the adoption did not have a material impact on our consolidated financial statements.

    (i)  RECLASSIFICATIONS

    We have reclassified certain prior year information to conform to the current year's presentation.

3.  SERIES E PREFERRED STOCK

    In March 2001, we issued $5.0 million of our Series E 6% cumulative convertible preferred stock (Series E preferred stock) and warrants to purchase 917,297 shares of our common stock at an exercise price of $1.91 per share, subject to certain adjustments, to an affiliate of the Palladin Group. The warrants and the beneficial conversion feature were valued in accordance with EITF 00-27, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK. This value, $1,221, was recorded as a discount to the Series E preferred stock which will be accreted over a 2 year period. The warrants are exercisable for a period of five years.

    The Series E preferred stock is convertible at the option of the holder into shares of our common stock at an initial conversion price of $1.53 per share, subject to certain adjustments. The initial conversion price is subject to adjustment on the six-month anniversary of the initial issuance, provided that in no event shall the adjusted conversion price be less than $0.8176. In addition, the conversion price is subject to adjustment in the event that we issue securities below the conversion price, with certain exceptions. The shares of Series E preferred stock are redeemable by Open Market after two years in cash or common stock at the Company's option. If the shares of Series E preferred stock are redeemed for shares of common stock, the conversion price will be the lesser of the initial conversion price, the six-month adjustment price or the then fair market value of the common stock (determined pursuant to a formula). In no event, however, will we be required to issue in excess of 9,369,113 shares of common stock (subject to adjustment for stock splits, stock dividends or similar adjustments to capitalization) upon conversion of the Series E preferred stock and exercise of the related warrants. As a result, the Series E preferred stock may be converted and the common stock purchase warrants may be exercised at a price per share that may be less than the then current market price of our common stock, which may cause substantial dilution to our existing common stockholders.

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

4.  SALE OF FOLIO TECHNOLOGY TO NEXTPAGE, INC.

    On March 23, 2001, we entered into an Asset Purchase Agreement with NextPage, Inc., pursuant to which we sold certain technology, which we refer to as the Folio technology, to NextPage for a total purchase price of $6,667 in cash. Our Board of Directors determined the purchase price to represent fair and reasonable consideration for these assets. We recorded a one-time gain of $4,460 in the first quarter of 2001 in connection with the sale, which represents the $6,667 consideration, less $2,207 of intangible assets, which existed at the date of the sale.

5.  CONTINGENCIES

CLASS ACTION SUIT

    We are aware of six putative class actions that were filed between June 14, 2000 and August 10, 2000, against us and certain of our officers and directors in the United States District Court for the District of Massachusetts. These actions, each filed on behalf of an alleged class of our shareholders who purchased their common stock between November 8, 1999 and April 18, 2000, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs are seeking monetary damages and other appropriate relief. On January 25, 2001, the court entered an order consolidating these actions into one action. This consolidated case is entitled IN RE OPEN MARKET SECURITIES LITIGATION, C.A. No. 00-CV-11162. On
April 13, 2001, the plaintiffs filed a consolidated class action complaint. We believe we have meritorious defenses against this suit and intend to vigorously defend this suit.

6.  SUBSEQUENT EVENTS

RESTRUCTURING

    On April 4, 2001, we announced a decision to reduce staffing by approximately 25 percent. This action is in direct support of our efforts to align our cost structure with our current revenue levels and to better position us to execute on our plan for profitability in the second half of 2001. The restructuring will result in a second quarter charge of approximately
$1 million for severance and other related charges.

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

    We also enter into reseller arrangements for certain of our products that typically provide for sublicense fees payable to us based on a percentage of our list price. We recognize these sublicense revenues from resellers when earned, either on a per-unit basis or, for guaranteed minimums, upon shipment of the master copy of all our software to which the guaranteed sublicense fee minimums relate, if there are no significant post-delivery obligations and if all other criteria of SOP 97-2 and SOP 98-9 are met.

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

    We report our revenues according to three operating segments: Content-driven eBusiness solutions, Transact/ShopSite and other revenue. Our content-driven eBusiness solutions revenues include license fees and service revenues from our Content Server family of integrated products. Our Transact/ ShopSite revenues include license fees and service revenues from our Transact and ShopSite products. The other revenues relate primarily to the royalties received from NextPage in accordance with our arrangement, as well as patent licensing revenue.

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

    Our customer base is diversified, with no single customer representing greater than 10% of our total revenues for periods ended March 31, 2001 and 2000.

RESULTS OF OPERATIONS

REVENUES

                                                  THREE MONTHS
                                                 ENDED MARCH 31,
                                               -------------------   % CHANGE FROM
                                                 2001       2000      PRIOR YEAR
                                               --------   --------   -------------
Content-driven eBusiness solutions revenue...  $ 7,701    $ 9,686         (20)%
Transact/ShopSite revenue....................    3,638     13,804         (73)%
Other revenues...............................    1,675      1,333          25 %
                                               -------    -------         ---
    TOTAL REVENUES...........................  $13,014    $24,823         (47)%
                                               =======    =======         ===

    For the three months ended March 31, 2001, total revenues decreased by $11,809, or 47%, with product and services revenues decreasing by $9,056 and $2,753, respectively, from the comparable prior year period.

PRODUCT REVENUES

                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                                  -------------------   % CHANGE FROM
                                                    2001       2000      PRIOR YEAR
                                                  --------   --------   -------------
Content-driven eBusiness solutions product
  revenue.......................................   4,578       7,654         (40)%
Transact/ShopSite product revenue...............      54       6,561         (99)%
Other product revenue...........................   1,667       1,140          46 %
                                                   -----      ------         ---
    TOTAL PRODUCT REVENUES......................   6,299      15,355         (58)%
                                                   =====      ======         ===

    For the three months ended March 31, 2001, total product revenues decreased $9,056, or 58%, as compared to the same period of the prior year. Our content-driven eBusiness solutions product revenue decreased $3,076 or 40%, primarily due to a decline in IT spending as a result of external economic uncertainty. Transact/ShopSite product revenue decreased $6,507 or 99%, primarily as a result of reduced market demand for our heritage commerce products. Other product revenue increased $527 or 46%, as a result of the non-exclusive license of certain patent rights for $500. The remaining $1,167 represents royalty revenue from the NextPage master distribution agreement for the Folio technology. In March 2001, we sold the Folio technology to NextPage and therefore there will be no future revenue stream from these products beginning in the second quarter of 2001.

    Product revenues accounted for 48% and 61% of total revenues for the three months ended March 31, 2001 and 2000, respectively.

SERVICE REVENUES

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                                -------------------   % CHANGE FROM
                                                  2001       2000      PRIOR YEAR
                                                --------   --------   -------------
Content-driven eBusiness solutions service
  revenue.....................................   3,123      2,031           53 %
Transact/ShopSite service revenue.............   3,584      7,243          (50)%
Other service revenue.........................       8        194          (95)%
                                                 -----      -----          ---
    TOTAL SERVICE REVENUES....................   6,715      9,468          (29)%
                                                 =====      =====          ===

    For the three months ended March 31, 2001, total service revenues decreased by $2,753, or 29%, as compared to the same period of the prior year. Content-driven eBusiness solutions service revenue increased $1,092, or 53%, primarily as a result of an increase in both professional service and maintenance and support revenue as compared to the quarter ended March 31, 2000. The increase was due to a larger base of customers receiving professional services and maintenance and support when compared to the prior year. Transact/ShopSite service revenues decreased $3,659, or 50%. This decline was expected as professional services for our customers are increasingly performed by our partners. The decline in other services revenue of 95% was due to the elimination of service revenue related to the Folio publishing segment. In
March 2001, we sold the Folio product line to NextPage and therefore we do not expect to derive any future Folio service revenues.

    Service revenues accounted for 52% and 38% of total revenues for the three months ended March 31, 2001 and 2000, respectively.

COST OF PRODUCT REVENUES

                                                                   THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
Cost of product revenues....................................    $598         $2,376
% of total product revenue..................................       9%            15%
Product gross margin........................................      91%            85%

    For the three months ended March 31, 2001, cost of product revenues decreased $1,778, or 75%, primarily as a result of the decrease in licensing product revenues. In addition, during the first quarter of 2001 we sold fewer third party software products, which resulted in a decrease in the cost of product when compared to the quarter ended March 31, 2000.

COST OF SERVICE REVENUES

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                             ----------------------
                                                               2001          2000
                                                             --------      --------
Cost of service revenues...................................   $6,285        $7,714
% of total service revenue.................................       94%           81%
Service gross margin.......................................        6%           19%

    For the three months ended March 31, 2001, cost of service revenues decreased $1,429, or 19%, primarily as a result of a decrease in outside consulting expenses as implementation services for our customers are increasingly performed by our partners. The decrease in service margin of approximately 13% was a result of a decrease in service revenues without a proportionate decrease in service costs when compared to the prior year. Because of the high costs of maintaining a service organization, we are seeking to have services for our customers performed by our partners.

OPERATING EXPENSES

                                                  THREE MONTHS
                                                 ENDED MARCH 31,
                                               -------------------   % CHANGE FROM
                                                 2001       2000      PRIOR YEAR
                                               --------   --------   -------------
Selling and Marketing........................  $10,744    $10,477           3 %
Research and Development.....................    5,149      6,036         (15)%
General and Administrative...................    2,700      2,372          14 %
Amortization of Intangibles..................      450        765         (41)%
                                               -------    -------         ---
    Total Operating Expenses.................  $19,043    $19,650          (3)%
                                               =======    =======         ===

SELLING AND MARKETING

    Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and outside marketing consultants, as well as the costs associated with marketing programs, industry tradeshows, sales seminars, advertising, and product literature.

    For the period ended March 31, 2001, selling and marketing expenses increased $267 over the comparable prior year period, primarily due to an increase of approximately $136 in office rent expense and $470 in marketing related expenses including marketing programs, tradeshows and advertising. This was offset by a decrease in employee-related expenses, temporary help and recruiting of $310.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain licensed technology and equipment and facilities costs related to such activities.

    For the three months ended March 31, 2001, research and development expenses decreased $887 from the comparable prior year period. The decrease was primarily attributed to a decline in employee-related expenses of $379 and outside consulting expense of $328. The decline of these expenses is related to our cost savings efforts and reductions in our work force.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of the cost of finance, management and administrative personnel and legal and other professional fees.

    For the three months ended March 31, 2001, general and administrative expenses increased $328 from the comparable prior year period. This increase was primarily a result of an increase in bad debt expense of $593. The additional bad debt expense was recorded to increase the allowance for bad debt to cover our exposure for a number of customers that had experienced cash flow difficulties related to the economic downturns. This was offset by a decrease in employee related expenses of $259 as a result of our cost savings efforts and reduction in workforce.

AMORTIZATION OF INTANGIBLES

    For the three months ended March 31, 2001, amortization of intangibles, primarily resulting from the acquisitions of ICentral and Folio, decreased to $450 from $765 in the comparable prior year. The decrease was attributable to fully amortized assets of the ICentral acquisition at the end of fiscal 2000.

NON-OPERATING INCOME (EXPENSE)

    We recorded a gain on the sale of assets of $4,710 as a net result of the sale of our Folio product line to NextPage and the sale of a certain patent right for $250. On March 23, 2001, we entered into an Asset Purchase Agreement with NextPage, Inc. pursuant to which we sold certain technology, which we refer to as the Folio technology, to NextPage for a total purchase price of $6,667 in cash. We recorded a one-time gain of $4,460 in the first quarter of 2001 in connection with the sale, which represents the $6,667 consideration, less $2,207 of intangible assets, which existed at the date of the sale.

    Interest income represents interest earned on cash, cash equivalents and marketable securities. For the three months ended March 31, 2001, interest income decreased to $141 from $352 in the comparable prior year period, primarily as a result of a decrease in our cash equivalents and marketable securities.

    Interest expense relates to the interest charged on our line-of-credit and long-term obligations. For the three months ended March 31, 2001, interest expense increased to $312 from $93 in the comparable prior year period. The increase was primarily attributed to fees related to the renewal of our line of credit.

    Other income/expense primarily represents foreign currency translation gains and losses.

PROVISION FOR INCOME TAXES

    We recorded a provision for foreign income taxes of $115 and $52 for the three months ended March 31, 2001 and 2000, respectively. This provision relates to the amount of estimated taxes due in foreign jurisdictions for our foreign operations and certain withholding taxes. We incurred losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes. We believe that the provision for income taxes will fluctuate in the future and is dependent upon the geographical locations of future sales and the associated withholding taxes in those countries. The provision for income taxes will also fluctuate when we become eligible for corporate income taxation in the United States.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, we had $14,754 in cash, cash equivalents and marketable securities, which did not include any borrowings against our existing lines of credit. At December 31, 2000, we had $30,430 in cash, cash equivalents and marketable securities, which included $17,405 of borrowing against our lines of credit.

    Our operating activities used cash and cash equivalents of $10,195 and $835 for the three months ended March 31, 2001 and 2000, respectively, to fund our operations. At March 31, 2001, our net loss increased approximately 82% to $8,693 from $4,768 in the comparable prior year period. Also, partially offsetting this increased loss was a gain of $4,460 from the sale of our Folio technology and related assets to NextPage. The increased use of cash was offset by changes in accounts receivable and prepaid expenses and other current assets, when compared to the same quarter of the prior year.

    Our investing activities provided cash and cash equivalents of $5,226 and $3,271 for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, the primary source of cash from investing activities was $5,301 related to the maturity of marketable securities. This was partially offset by purchases of property and equipment in the amount of $75. In the comparable prior year period, the primary source of cash from investing activities was $4,352 related to the maturity of marketable securities, which was partially offset by purchases of property and equipment of $1,081.

    Our financing activities used cash and cash equivalents of $5,406 for the three months ended March 31, 2001 as compared to the cash provided by financing activities of $6,976 for the same period of the prior year. For the three months ended March 31, 2001, the primary source of cash used by financing activities was $17,405 for payment on the lines of credit. This was offset by the $4,779 of funds received from the issuance of Series E preferred stock and $6,667 of funds received from the sale of Folio technology. In the comparable prior year period, cash and cash equivalents provided by financing activities consisted primarily of $6,991 from the issuance of common stock under our stock option and stock purchase plans.

    We had an unsecured credit facility with a bank, which provided up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line were limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bore interest at the prime lending rate (9.5% at December 31, 2000). We were required to comply with certain restrictive covenants under this agreement and the line was collateralized by our accounts receivable. We were in compliance with all such covenants at December 31, 2000. As of December 31, 2000, our borrowing under this facility was $11,459. This line was fully paid in January 2001 and expired on January 15, 2001. In February 2001, we replaced this line with a secured credit facility arrangement with the same bank. This facility provides up to $12,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to between 60% and 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate plus 2%. We are required to comply with certain restrictive covenants under this agreement and the line is collateralized by all assets. There were no borrowings under this line of credit at March 31, 2001.

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

    In March 2001, we issued 5,000 shares of Series E preferred stock for gross proceeds of approximately $5,000 to Halifax Fund, LP, a fund managed by the Palladin Group, and sold our Folio technology to NextPage, Inc. for $6,667. Based upon our current revised operating plan, projected capital expenditures and belief that we can generate additional cash via non-core asset sales or debt or equity financings during 2001, we believe that sufficient capacity exists to fund our operations, debt service and capital expenditure requirements at least through December 31, 2001. However, if we are unable to meet our revised operating plan for 2001, or are unable to raise additional funding through the sale of assets, or raise debt or equity capital, we may be required to significantly curtail certain of our operations or otherwise modify our plans.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND THESE LOSSES MAY CONTINUE IN THE FUTURE WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

    We have experienced operating losses in each quarterly and annual period since our inception and these operating losses may continue in the future. We incurred net losses of $37.0 million for the year ended December 31, 1998, $19.8 million for the year ended December 31, 1999, and $37.8 million for the year ended December 31, 2000. As of March 31, 2001, our accumulated deficit was $211.0 million. We expect to continue to make investments to broaden the range of our product offerings. These efforts will require capital expenditures, a substantial portion of which we will make long before any corresponding revenue may be realized. We may never achieve profitability, and if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

    Because we continue to incur losses, we will be required to raise additional capital in order to fund our operations, expand our business and increase our revenues. We cannot assure you that we will be successful in raising additional funds on terms, which are acceptable to us or at all, or in increasing our revenues. In the event that we are unable to obtain additional cash infusions when required, we expect that we will have to significantly curtail certain of our operations, sell certain of our assets or otherwise reduce the breadth of our operations, all of which could adversely affect our business and potential future growth and prospect.

IF WE ARE UNABLE TO RESTRUCTURE OUR OPERATIONS EFFECTIVELY, WE MAY NOT REALIZE EXPECTED COST SAVINGS AND INCREASED REVENUES.

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

THE SUCCESS OF OUR BUSINESS DEPENDS, IN LARGE PART, ON OUR NEW CONTENT SERVER ENTERPRISE EDITION EBUSINESS SOLUTIONS, WHICH HAVE BEEN RECENTLY INTRODUCED AND MAY NOT BE WIDELY ADOPTED BY OUR CUSTOMERS.

    We expect to derive substantially all of our product license revenues in the future from our newly announced CSEE software. Our future growth and profitability will depend upon the successful release, introduction and customer acceptance of this new suite of products and future enhancements to these products. Any factors adversely affecting the pricing of, demand for or market acceptance of our suite of CSEE software products, including competition or technological change, could cause our revenues to decline and our business and future operating results to suffer.

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

    We rely in large part on third party software and technology including technology we license from third parties. Our software requires specific servers and software to be in place before it can be installed and operated. For example, platform components include servers running on Sun Microsystems Solaris operating environment, or Microsoft Windows NT, databases from Oracle, Sybase or Microsoft and Java application servers from BEA, IBM or iPlanet. The licenses from these third parties may not continue to be available to us on commercially reasonable terms, or at all or our software may cease to be compatible with this technology. If we were to lose any of these technology licenses or if our software ceased to be compatible with this technology, we would have to cease selling our products that incorporate or rely on this technology and expend substantial amounts of resources to redesign our products using equivalent technology, if available. If we are forced to cease selling and to redesign our products, our business and prospects would be adversely affected.

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

IF WE FAIL TO MAINTAIN AND STRENGTHEN OUR RELATIONSHIPS WITH OUR SERVICE PARTNERS, WE MAY NOT ACHIEVE EXPECTED REVENUE GROWTH.

    We have recently expanded our indirect sales channels through an enhanced partner program and rely on our partners' skills and networks to integrate our products with other technologies and to implement our products at customer sites. If a significant number of potential systems integrators adopt a different product or technology as part of their integrated solution instead of our products, we may not achieve expected revenue growth. In addition, if we fail to maintain relationships with these partners or build new relationships, our ability to expand our customer base may be harmed. We also cannot be sure that such service partners will be able to successfully support our products within their overall solutions, and our revenues may vary depending on their ability to offer such support.

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

WE ARE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

    Our international activities expose us to numerous additional risks. In the quarter ended March 31, 2001, we derived approximately 47% of our total revenues from sales outside North America. We currently have eight offices in Europe and Asia. A key component of our business strategy is to expand our international activities. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including the following:

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

    We have resorted, and may continue to resort, to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. On
January 8, 2001, we filed a patent infringement lawsuit against Intershop Communications, Inc. in the U.S. District Court for the District of Delaware. We allege that Intershop's software products infringe upon three of our patents. We are seeking injunctive relief and damages due to the infringement. On March 1, 2001, Intershop filed its answer denying infringement and asserting claims for a declaratory judgement of invalidity of the patents and non-infringement. We can provide no assurance as to the outcome of this litigation. There is a risk that our patents can be declared invalid and unenforceable. Any conclusion of this litigation in a manner adverse to us could have a material adverse effect on our business. In addition, this litigation could result in substantial costs and diversion of resources and could harm our business.

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

WE ARE PARTY TO SECURITIES CLASS ACTION LITIGATION WHICH MAY BE COSTLY TO DEFEND AND THE OUTCOME OF WHICH IS UNCERTAIN AND MAY HARM OUR BUSINESS.

    We and several of our former and present officers and directors are named as defendants in several class action complaints which have been filed on behalf of certain of our stockholders who purchased securities between November 8, 1999 and April 18, 2000. These complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under this Act. The plaintiffs are seeking monetary damages and other appropriate relief. On January 25, 2001, the court entered an order consolidating these actions into one action. One April 13, 2001, the plaintiff filed a consolidated class action complaint.

    We can provide no assurance as to the outcome of this litigation. Any conclusion of this litigation in a manner adverse to us would have a material adverse effect on our business, financial condition, and results of operations. In addition, the cost to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of this litigation or other proceedings could harm our ability to compete in the marketplace. Because the price of our common stock has been, and may continue to be, highly volatile, we have no assurance that additional securities class action complaints will not be filed against us in the future.

OUR STOCKHOLDERS MAY EXPERIENCE FURTHER DILUTION AND THE PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF OUR SERIES E PREFERRED STOCK FINANCING.

    In March 2001 we sold $5.0 million of our Series E preferred stock and warrants to purchase 917,297 shares of our common stock at an exercise price of $1.9078 per share, subject to certain adjustments, to a fund managed by the Palladin Group. The warrants are exercisable for a period of five years.

    The Series E preferred stock is convertible at the option of the holder into shares of our common stock at an initial conversion price of $1.5262 per share, subject to adjustment,

    - on the six-month anniversary of the initial issuance, provided that in no event shall the adjusted conversion price be less than $0.8176; and

    - under some circumstances in the event of redemption of the Series E preferred stock by Open Market on the two-year anniversary of the original issuance.

    In no event will any such adjustment result in an increase of the conversion price. In addition, the conversion price is subject to adjustment in the event that we issue securities below the conversion price, with certain exceptions.

    The shares of Series E preferred stock bear dividends at an annual rate of 6.0% of the liquidation preference of these shares, payable semi-annually, through the issuance of shares of our common stock or, at our option, in cash. Holders of Series E preferred stock have the right, after two years, to require us to redeem the Series E preferred stock for cash or convert such shares into our common stock, at our option. Also, in the event of a "change in control" as defined in the terms of the Series E preferred stock, if the Series E preferred stock is not converted into shares of common stock by the holder, we are required to redeem the Series E preferred stock for cash, with such cash redemption equal to 115% of the Series E preferred stock liquidation preference. The shares of Series E preferred stock are redeemable by Open Market after two years in cash or common stock at the Company's option. If the shares of Series E preferred stock are redeemed for shares of common stock, the conversion price will be the lesser of the initial conversion price, the six-month adjustment price or the then fair market value of the common stock (determined pursuant to a formula). In no event, however, will we be required to issue in excess of 9,369,113 shares of common stock (subject to adjustment for stock splits, stock dividends or similar adjustments to capitalization) upon conversion of the Series E preferred stock and exercise of the related warrants. As a result, the Series E preferred stock may be converted and the common stock purchase warrants may be exercised at a price per share that may be less than the then current market price of our common stock, which may cause substantial dilution to our existing common stockholders. In no event, however, shall we be required to issue, upon the conversion of the Series E preferred stock and the exercise of the warrants, in excess of 9,369,113 shares of common stock (subject to adjustment for stock splits, stock dividends and similar adjustments in capitalization) which represents 19.99% of our outstanding common stock as of March 20, 2001.

    We are required to register the shares of common stock issuable upon conversion and upon exercise of the warrants under the Securities Act of 1933 for public resale. Any sale of shares of common stock upon conversion of the Series E preferred stock and exercise of the warrants into the public market could cause a decline in the trading price of our common stock.

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

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Six putative class actions were filed between June 14, 2000 and August 10, 2000, against us and certain of our officers and directors in the United States District Court for the District of Massachusetts. These actions, each filed on behalf of an alleged class of our shareholders who purchased our common stock between November 18, 1999 and April 18, 2000, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act. The plaintiffs are seeking monetary damages and other appropriate relief. On January 25, 2001, the court entered an order consolidating these actions into one action. This consolidated case is entitled IN RE OPEN MARKET SECURITIES LITIGATION, C.A. No. 00-CV-11162. On April 13, 2001, the plaintiffs filed a consolidated class action complaint.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In March 2001, we sold 5,000 shares of our Series E 6% cumulative convertible preferred stock and warrants to purchase 917,297 shares of our common stock at an exercise price of $1.9078 per share, subject to certain adjustments, for aggregate cash consideration of $5.0 million, to Halifax
Fund, LP, a fund managed by the Palladin Group. The warrants are exercisable for a period of five years. The Company's total expenses in connection with the offering were $300, $200 of which was for brokers' commissions and $100 of which was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company's net proceeds from the offering were $4,700. The Company intends to use these proceeds for working capital. The Company invested, from time to time, the balance of such net proceeds primarily in investment grade interest bearing instruments. As of March 31, 2001, the Company had $14,754 of cash, cash equivalents, and available-for-sale investments. The sale of these shares and warrants were exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D, promulgated thereunder, as there were less than 35 purchasers of these securities and the purchaser was an accredited investor as defined in Rule 501 of Regulation D.

    The Series E preferred stock is convertible at the option of the holder into shares of our common stock at an initial conversion price of $1.5262 per share, subject to adjustment,

    - on the six-month anniversary of the initial issuance, to a conversion price equal to the lesser of (i) $1.5262 and (ii) 105% of the average of the daily volume-weighted average sales price for the 20 trading days preceding such anniversary date, provided that in no event shall the adjusted conversion price be less than $0.8176; and

    - under some circumstances in the event of redemption of the Series E preferred stock by Open Market on the two-year anniversary of the original issuance, as determined above.

    In no event will any such adjustment result in an increase of the conversion price. In addition, the conversion price is subject to adjustment in the event that we issue securities below the conversion price, with certain exceptions.

    The shares of Series E preferred stock bear dividends at an annual rate of 6.0% of the liquidation preference of these shares, payable semi-annually, through the issuance of shares of our common stock or, at our option, in cash. Holders of Series E preferred stock have the right, after two years, to require us to redeem the Series E preferred stock for cash or convert such shares into our common stock, at our option. Also, in the event of a "change in control" as defined in the terms of the Series E preferred stock, if the Series E preferred stock is not converted into shares of common stock by the holder, we are required to redeem the Series E preferred stock for cash, with such cash redemption equal to 115% of the Series E preferred stock liquidation preference. The shares of Series E preferred stock are redeemable by Open Market after two years in cash or common stock at the Company's option. If the shares of Series E preferred stock are redeemed for shares of common stock, the conversion price will be the lesser of the initial conversion price, the six-month adjustment price or the then fair market value of the common stock (determined pursuant to a formula). In no event, however, will we be required to issue in excess of 9,369,113 shares of common stock (subject to adjustment for stock splits, stock dividends or similar adjustments to capitalization) upon conversion of the Series E preferred stock and exercise of the related warrants. As a result, the Series E preferred stock may be converted and the common stock purchase warrants may be exercised at a price per share that may be less than the then current market price of our common stock, which may cause substantial dilution to our existing common stockholders. In no event, however, shall we be required to issue, upon the conversion of the Series E preferred stock and the exercise of the warrants, in excess of 9,369,113 shares of common stock (subject to adjustment for stock splits, stock dividends and similar adjustments in capitalization) which represents 19.99% of our outstanding common stock as of March 20, 2001.

    We are required to register the shares of common stock issuable upon conversion and upon exercise of the warrants under the Securities Act of 1933, as amended, for public resale. On April 26, 2001, we filed a Registration Statement of Form S-3 with the Securities and Exchange Commission relating to the resale of these securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

       None

    (b) REPORTS ON FORM 8-K

       On March 20, 2001 (the "Closing Date"), a fund managed by The Palladin Group, L.P., Halifax Fund, L.P. ("Halifax") made an equity investment in Open Market by purchasing $5.0 million of Series E 6% cumulative convertible preferred stock and warrants to purchase shares of common stock. The Current Report on Form 8-K reporting this event under Item 5 was filed with the Securities and Exchange Commission on March 27, 2001.

       On March 23, 2001, Open Market and its wholly owned subsidiary, Folio Corporation, entered into an Asset Purchase Agreement with NextPage, Inc., pursuant to which we sold certain technology and related assets to NextPage for a total purchase price of $6.6 million in cash (which included a $1.1 million license fee payment from NextPage to us for the first quarter of 2001). The Current Report on Form 8-K reporting this event under Items 2 and 7 was filed with the Securities and Exchange Commission on April 9, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                       OPEN MARKET, INC.
                                                       (Registrant)

Date: May 15, 2001                                     By:            /s/ HARLAND K. LAVIGNE
                                                            -----------------------------------------
                                                                        Harland K. LaVigne
                                                             CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                                             OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

Date: May 15, 2001                                     By:              /s/ EDWARD DURKIN
                                                            -----------------------------------------
                                                                          Edward Durkin
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)

Date: May 15, 2001                                     By:             /s/ ANNMARIE RUSSELL
                                                            -----------------------------------------
                                                                         Annmarie Russell
                                                                    VICE PRESIDENT OF FINANCE
                                                                  (PRINCIPAL ACCOUNTING OFFICER)