Form 10-K/A
period 2000-12-31
OPEN MARKET INC
filed 2001-08-02
CIK 926019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------


                                  FORM 10-K/A



                                AMENDMENT NO. 1


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I


 1.
Business....................................................      3

 2.
Properties..................................................     15

 3.                     Legal
Proceedings...........................................     16

 4.                     Submission of Matters to a Vote of Security
Holders.........     16

                                           PART II

 5.                     Market for the Registrant's Common Equity and Related
                        Stockholder
Matters.........................................     17

 6.                     Selected Consolidated Financial
Data........................     17

 7.                     Management's Discussion and Analysis of Financial
Condition
                        and Results of
Operations...................................     18

 7A.                    Quantitative and Qualitative Disclosure About Market
Risk...     39

 8.                     Consolidated Financial Statements and Supplementary
Data....     39

 9.                     Changes in and Disagreements with Accountants on
Accounting
                        and Financial
Disclosure....................................     69

                                           PART III

10.                     Directors and Executive Officers of the
Registrant..........     70

11.                     Executive
Compensation......................................     70

12.                     Security Ownership of Certain Beneficial Owners and

Management..................................................     70

13.                     Certain Relationships and Related
Transactions..............     70

                                           PART IV

14.                     Exhibits, Financial Statement Schedules and Reports on
Form

8-K.........................................................     70

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


    As 2000 progressed, our content management products, based on the FutureTense acquisition, coupled with new content management and delivery products we introduced during 2000, experienced strong growth and by year-end represented a majority of our revenue. Reflecting these shifts in demand, and the underlying favorable market dynamics for content management and delivery solutions, we announced a change in strategy and a restructuring plan in October 2000 (the "2000 Restructuring"). Under the 2000 Restructuring, we focused all of our efforts on content-driven eBusiness solutions and an expanded product line for content management and content delivery. The 2000 Restructuring also included the elimination of approximately 92 employees and 90 outside consultants across the following functions: services (99), research and development (49), marketing (10), general and administrative (13) and sales (11). In connection with the 2000 Restructuring, we incurred severance costs for terminated employees, wrote off goodwill related to the ICentral acquisition as we decided to divest of our ShopSite product line, accrued a software contract commitment that resulted from a change in product strategy and accrued office lease impairment costs due to the reduction in workforce. The total cash impact of the 2000 Restructuring amounted to approximately $3,693,000. We paid approximately $836,000 in 2000, and all remaining liabilities are expected to be paid by December 31, 2001. In addition to headcount reductions, we undertook plans to transition our professional services organization to focus on higher-margin design assurance services for partners.



    In April of 2001, we implemented an additional restructuring plan designed to bring costs in line with revenue and strengthen our financial performance (the "April 2001 Restructuring"). This restructuring included the elimination of approximately 57 employees across the following functions: services (21), research and development (8), general and administrative (9) and sales and marketing (19). In connection with the restructuring, we incurred severance costs for terminated employees. The total cash impact of the April 2001 Restructuring amounted to approximately $532,000. We paid approximately $396,000 in the second quarter of 2001, and all remaining liabilities are expected to be paid by December 31, 2001.


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

SATELLITE SERVER-TM-

    Satellite Server-TM- is an intelligent content caching product, which utilizes small-distributed servers to handle the high-volume delivery of personalized, dynamic content. Release 1.1 supports the new capabilities of CSEE.-TM-

COMPANY PRODUCT PACKAGING AND PRICING



    We offer a variety of packaging and pricing options for our CSEE family of software products, to achieve flexibility in aligning our technology with companies executing their content-driven eBusiness strategies. Customers seeking an enterprise platform for an integrated content-driven eBusiness may license our entire Content Server Enterprise Edition (CSEE) family of software products. Those companies pursuing less comprehensive initiatives, but which are still focused on making strategic investments in content-driven eBusiness solutions, may license Content Server and Content Centre and then add on at a later date Catalog Centre, Personalization Centre, Marketing Studio, Integration Centre or Satellite Server as their needs dictate. By offering this variety of packaging options, we allow our customers to make strategic investments in our technology, without necessarily committing to a larger enterprise platform.



    We also offer a wide variety of pricing options to our customers. We currently offer our packaged software on a price per cpu basis, which customers license on a perpetual basis. License fees for our products typically range from approximately one hundred thousand dollars to one million dollars. The pricing for our professional services is generally on a time and material basis. The pricing for our maintenance and support is 16% of the license fee for basic service or 22% for premier service.


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

    A representative list of customers includes:


MEDIA/PUBLISHING
BUREAU OF NATIONAL AFFAIRS          FINANCIAL TIMES                  SPACE.COM,
INC.
BUSINESS WEEK ONLINE                THE MCGRAW-HILL COMPANIES        TORONTO
STAR

FINANCIAL SERVICES
CREDIT LYONNAIS                     MACQUARIE BANK                   THE CAPITAL
GROUP
INDEPENDENT INSURANCE               SMILE

MANUFACTURERS, DISTRIBUTORS & MARKETPLACES
CUTLER-HAMMER                       MILACRON
THE BASF GROUP                      GE LIGHTING                      INGRAM
MICRO

OTHER INDUSTRIES
ANWB                                TIM TELECOM ITALIA


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


INTELLECTUAL PROPERTY AND LICENSES



    We rely on trademark, copyright, patent and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect our proprietary technology. We require software licensees to enter into license agreements that impose certain restrictions on their use of our software. Typically, these licenses are perpetual, subject to termination upon breach by the customer of the terms of the license agreement, including violations of permitted use of the licensed software. In addition, we have taken steps to avoid disclosure of our trade secrets, including requiring those persons with access to our proprietary technology and information to enter into confidentiality agreements with us and restricting access to our source code.



    We hold 12 U.S. patents that assert claims for certain aspects or uses of electronic commerce software, including, among others:



    - distributed commerce;



    - secure, real-time payment using credit and debit cards over the Internet;



    - the use of "electronic shopping carts" and session identifiers; and



    - the use of telephone numbers as URLs involving redirection by a directory server.



    Our United States patents have expiration dates ranging from 2006 through 2018. We continually assess our technology for potential patent filings and have additional patent applications pending in the United States, Europe and other jurisdictions throughout the world relating to our product architecture and technology. Generally, we seek patent protection for inventions and developments made by our personnel and incorporated into our products or otherwise falling within our fields of interest. Patents are important to our business. However, we do not believe that any particular patent, or related group of patents, is so essential to our business that a successful challenge to its scope or validity would materially affect our operations as a whole.



    When appropriate, we use trademarks to register our products. We currently hold four registered trademarks in the United States having expiration dates ranging from 2006 through 2008, and have several corresponding registrations in a number of jurisdictions throughout the world. We have also filed applications for additional trademarks in the United States and corresponding applications in a number of jurisdictions throughout the world. Trademarks are important to our business. However, no particular trademark is so important that a successful challenge to our right to use such trademark would materially affect our operations as a whole.



    We also license patents and technical know-how from third parties. However, the loss of any one of these licenses or our inability to renew any particular license on commercially reasonably terms would not materially affect our operations as a whole.


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

                           ITEM 3. LEGAL PROCEEDINGS


    Six putative class actions were filed between June 14, 2000 and August 10, 2000, against us and certain of our officers and directors in the United States District Court for the District of Massachusetts. These actions, each filed on behalf of an alleged class of our shareholders who purchased our common stock between November 8, 1999 and April 18, 2000, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act. In particular, they allege, among other things, that during the putative class period, the defendants sought to mislead the investing public by overstating Open Market's prospects and the quality of its products. The plaintiffs are seeking monetary damages and other appropriate relief. On January 25, 2001, the court entered an order consolidating these actions into one action. On April 13, 2001, the plaintiff filed a consolidated class action complaint. On May 29, 2001, the defendants filed a motion seeking dismissal of all counts of the consolidated complaint.


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


    We execute separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional service arrangement. These contracts may be an element in a multiple element arrangement. Revenues under multiple element arrangements, which may include several different software products or services sold together, are allocated to each element based on the residual method in accordance with the Statement of Position 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS. Although the Company generally does not provide its customers with contractual rights of return, it has issued credits for returns and allowances for its customers in the past, and as a result, the Company provides for estimated returns and allowances on products and services in accordance with FASB No. 48 REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS.


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
                                                    =======    =======
=======      ===        ====


    In 2000, total product revenues decreased by approximately $5,392 from the prior year. Content-centric eBusiness application product revenues increased approximately $21,699, or 262%, from the prior year, due primarily to growth in the number of units sold which contributed approximately $14,000 to the increase in revenue, as well as higher average revenue per unit, which contributed approximately $7,000 towards the increase in revenue. The increase in units in 2000 was due to an increase in demand for our Content-centric applications from our enterprise customers. This was offset by a decrease of approximately $24,827, or 65%, in Transact/ShopSite product revenues from the prior year. The decrease in Transact/ShopSite product revenues was attributed to the realignment of the North American sales organization, which led to fewer orders being closed, the decline in average revenue generated by Transact licenses because of a decrease in demand from our enterprise customers and changes in market dynamics where customers were choosing to use existing ERP solutions for online commerce, as opposed to choosing a stand-alone system such as Transact. In addition, we recorded an increase in sales returns and allowances of approximately $2,509 in 2000, which related primarily to an estimated number of returns and allowances for our Transact product, when compared to 1999. In March 2001, we sold the Folio product line to NextPage and therefore there will be no future revenue stream from these products beginning in the second quarter of 2001.



    Open Market operates in a market environment characterized by intense competition, rapid technological change, changing customer needs and constant new product development. In addition, Open Market is currently transitioning from its heritage Transact/ShopSite business, and concentrating on the market for content management and delivery solutions. Further, the external economic climate in Open Market's principal geographic markets evidenced an increasing deterioration in the fourth quarter of 2000, which served to decrease information technology spending, adversely impacting Open Market. All of these factors served to contribute to Open Market's overall sequential declines in quarterly revenues during each quarter of 2000, and the confluence of all these dynamics makes it very difficult for Open Market to accurately project future revenue results.



    Considering the foregoing, Open Market believes revenues from its heritage Transact/ShopSite business segment will continue to decline on a quarterly basis, as Open Market de-emphasizes this business, and that license revenues, professional services revenues and maintenance and support revenues related to the heritage Transact/ShopSite business will decline as a result.



    Open Market believes its new content management and delivery product offerings and its sales capacity, as represented by its direct sales representatives and it distribution partners, position it favorably for increased revenue growth in its content management and delivery segment. However, during the fourth quarter of 2000, revenues from Open Market's content management and delivery segment actually decreased on a quarterly basis as compared to the third quarter of 2000. In addition, the external economic environment in Open Market's principal geographic markets continued to deteriorate, which had the effect of slowing information technology spending.



    Accordingly, while Open Market believes it is positioned favorably for revenue growth in its content management and delivery business segment, it is subject to the many risks described above and, accordingly, Open Market cannot assure that it will achieve future revenue growth for its content management business segment. Further, in the event the adverse trend evidenced by the decline in revenue in Open Market's content management business segment experienced during the fourth quarter of 2000 continues, and Open Market's Transact/ShopSite revenues continue to decline as Open Market expects, Open Market will be forced to reduce costs or modify its operating activities accordingly, which may result in additional restructuring charges being incurred or other adverse financial ramifications for Open Market.


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
                                                    =======    =======
=======      ===        ====

    In 2000, total service revenues increased by $11,347, or 39%, from the prior year. Content-centric eBusiness application service revenues grew $9,190, or 332%, from the prior year, primarily as a result of an increase in consulting engagements related to our Content-centric products, as well as an increase in maintenance and support revenues from new customers and renewals from installed customers. Transact/ShopSite service revenues increased by $3,941, or 17%, from the prior year, primarily due to an increase in professional service revenue from Transact product-related consulting projects that were contracted in 2000 and 1999. The increase in Transact/ShopSite service revenues in 2000 was due in part to the backlog of professional services engagements at the end of 1999 which were completed and recorded as revenue during 2000. We expect that the Transact/ShopSite service revenue will decline due to the completion in the first half of 2000 of the majority of our professional services engagements related to Transact. In 2000, other service revenues declined $1,784, or 67%, from 1999. The decline was due to the elimination of service revenue related to the Folio publishing segment.


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

COST OF PRODUCT REVENUES


                                                         YEARS ENDED DECEMBER
31,

------------------------------
                                                        2000       1999
1998
                                                      --------   --------
--------
Content-centric eBusiness application product
  revenues..........................................   $3,452     $1,242     $
55
Transact/ShopSite product revenues..................    3,584      2,980
2,530
Other product revenues..............................      417        211
629
                                                       ------     ------
------
Cost of product revenues............................   $7,453     $4,434
$3,214
                                                       ======     ======
======
  Percentage of cost of product revenues............       15%         8%
 7%
  Product gross margin..............................       85%        92%
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

COST OF SERVICE REVENUES


                                                      YEARS ENDED DECEMBER 31,

------------------------------
                                                     2000       1999       1998
                                                   --------   --------
--------
Content-centric eBusiness application service
  revenues.......................................  $12,125    $ 1,973    $   145
Transact/ShopSite service revenues...............   24,422     17,282     13,106
Other service revenues...........................      846      1,883      2,114
                                                   -------    -------    -------
Cost of service revenues.........................  $37,393    $21,138    $15,365
                                                   =======    =======    =======
  Percentage cost of service revenues............       92%        72%
73%
  Service gross margin...........................        8%        28%
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


    In 2000, general and administrative expenses increased $3,432 from the prior year. The increase was attributable primarily to an increase of $2,754 in bad debt expense. The additional bad debt expense was recorded to increase our allowance for bad debt to cover our exposure for a number of customers that had experienced cash flow difficulties during 2000.


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


    We had an unsecured credit facility arrangement with Silicon Valley Bank, which provided up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line were limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bore interest at the prime lending rate (9.5% at December 31, 2000). We were required to comply with certain restrictive covenants under this agreement and the line was collateralized by our accounts receivable. We were in compliance with all such covenants at December 31, 2000. As of December 31, 2000, our borrowings under this facility was $11,459. This line was fully paid in January 2001 and expired on January 15, 2001. In February 2001, we replaced this line with a secured credit facility arrangement with the same bank. This facility provides up to $12,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to between 60% and 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime ending rate plus 2%. The line is collateralized by all assets. We are required to comply with certain financial covenants under this agreement, including a requirement that we (i) raise, on or before March 15, 2001, additional capital of at least $10,000,000 through the sale of subordinated debt, equity securities, non-core assets, certain stock interests and/or the proceeds of lawsuit settlements and (ii) maintain a minimum tangible net worth in an amount equal to (a) a base amount, ranging from $10,000,000 to $20,000,000 from the date of the agreement to December 30, 2001, and fixed at $18,000,000 on and after December 30, 2001, plus (b) 85% of all consideration received after the date of the agreement from any sale of our equity securities and/or subordinated debt, excluding amounts received in connection with the additional capital requirement described above. Other restrictive covenants under this agreement include restrictions on (i) our use of proceeds and (ii) our ability to sell the company, make loans, declare dividends, increase compensation payments, subordinate debt and encumber the collateral. Effective March 30, 2001, we entered into a modification to the secured credit facility which, among other things, extended the date by which we were required to raise the $10,000,000 of additional capital discussed above from March 15, 2001 to March 31, 2001 and reduced the minimum tangible net worth we are required to maintain to an amount equal to (i) a base amount, ranging from $5,500,000 to $15,000,000 from the date of the agreement to December 31, 2001, and fixed at $8,500,000 on and after December 30, 2001, plus (ii) 85% of all consideration received after the date of the original loan agreement from any sale of our equity securities and/or subordinated debt, excluding amounts received in connection with the additional capital requirement described above.


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



IF OUR FINANCIAL PERFORMANCE DOES NOT IMPROVE AS A RESULT OF RECENT RESTRUCTURINGS, WE MAY NOT REALIZE EXPECTED BENEFITS FROM OUR COST SAVING MEASURES.



    In October 2000 and April 2001, we restructured our operations to reduce expenses by streamlining our workforce and realigning resources across business segments to appropriately support each segment's customer base. In October 2000, we eliminated 92 employees and 90 outside consultants, and in April 2001, we eliminated an additional
57 employees. In addition, we transitioned our professional services organization to focus on higher-margin design assurance services for partners. The implementation of these restructurings has required significant time commitments from our senior management. We may experience a decline in product and services revenues and a loss of customers as a result of decreasing our headcount and changing the mix of products and services to which we devote our development and marketing efforts without realizing any benefits. We cannot provide assurance that our financial performance will improve as a result of these cost-saving measures.


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


IF DEMAND FOR OUR CONTENT MANAGEMENT APPLICATIONS DOES NOT CONTINUE, OUR REVENUES MAY NOT INCREASE OR MAY DECLINE AND OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED.


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


IF OUR SOFTWARE CEASES TO BE COMPATIBLE WITH OR WE ARE UNABLE TO LICENSE THIRD-PARTY TECHNOLOGY OR IF DEFECTS IN THIS TECHNOLOGY EXIST, OUR PRODUCT SHIPMENTS COULD BE DELAYED.



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


IF WE ARE NOT SUCCESSFUL IN ATTRACTING AND RETAINING MANAGEMENT TEAM MEMBERS AND OTHER HIGHLY QUALIFIED INDIVIDUALS IN THE INTERNET INDUSTRY WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.


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


IF WE ARE UNABLE TO MEET THE OPERATIONAL, LEGAL AND FINANCIAL CHALLENGES THAT WE WILL ENCOUNTER IN OUR INTERNATIONAL OPERATIONS, WE MAY NOT BE ABLE TO GROW OUR BUSINESS.



    We currently derive a significant portion of our revenue from the sale of our products outside the United States. In the quarter ended March 31, 2001, we derived approximately 47% of our total revenues from sales outside North America. We are increasingly subject to a number of challenges which specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:



    - failure of local laws to provide the same degree of protection against infringement of our intellectual property;



    - protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;



    - potentially longer sales cycles to sell products, which could slow our revenue growth from international sales; and



    - potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable.



BECAUSE WE EXCHANGE FOREIGN CURRENCY RECEIVED FROM INTERNATIONAL SALES INTO U.S. DOLLARS AND ARE REQUIRED TO MAKE FOREIGN CURRENCY PAYMENTS, WE MAY INCUR LOSSES DUE TO FLUCTUATIONS IN FOREIGN CURRENCY TRANSLATIONS.



    We recognize foreign currency gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business will cause foreign currency translation gains and losses, which may cause fluctuations in our future operating results. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.



WE MAY NOT BE ABLE TO GENERATE ADDITIONAL REVENUE FROM OUR PLANNED INTERNATIONAL EXPANSION TO OFFSET THE COSTS ASSOCIATED WITH ESTABLISHING AND MAINTAINING FOREIGN OPERATIONS.



    A component of our growth strategy is to expand our presence in foreign markets. It will be costly to establish international facilities and operations and to promote the use of our products in international markets. Even if we are able to successfully expand our international operations, we cannot be certain that we will succeed in maintaining or expanding international market demand for our products. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS ALLOWING COMPETITORS TO ENTER OUR MARKETS AND REDUCE OUR MARKET SHARE.


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

WE ARE PARTY TO SECURITIES CLASS ACTION LITIGATION WHICH MAY BE COSTLY TO DEFEND AND THE OUTCOME OF WHICH IS UNCERTAIN AND MAY HARM OUR BUSINESS.


    We and several of our former and present officers and directors are named as defendants in several class action complaints which have been filed on behalf of certain of our stockholders who purchased securities between November 8, 1999 and April 18, 2000. These complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under this Act. In particular, they allege, among other things, that during the putative class period, we sought to mislead the investing public by overstating Open Market's prospects and the quality of our products. The plaintiffs are seeking monetary damages and other appropriate relief. On January 25, 2001, the court entered an order consolidating these actions into one action. On
April 13, 2001, the plaintiff filed a consolidated class action complaint. On May 29, 2001, we filed a motion seeking dismissal of all counts of the consolidated complaint.


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


OUR STOCKHOLDERS MAY EXPERIENCE FURTHER DILUTION AND THE PRICE OF OUR COMMON STOCK MAY DECLINE IF WE SELL SHARES OF OUR COMMON STOCK UNDER OUR EQUITY LINE.



    On May 25, 2001, we entered into an agreement with Theddingworth International Limited to provide Open Market with up to $40,000,000 in private equity funding. Pursuant to this agreement, we have the right, but not the obligation, to raise up to $40,000,000 through the issuance and sale of our common stock to the investor pursuant to a series of draw downs over a period of 24 months. The draw downs are subject to the satisfaction of a number of conditions, including the filing and effectiveness of a registration statement with the Securities and Exchange Commission covering the resale of the shares purchased under the agreement. Pricing for the shares issuable under the agreement is based on the weighted average price of our common stock over a period of time prescribed in the agreement. We will use the funds received from sales of the common stock under the agreement for working capital and other general corporate purposes. We cannot request a draw down which would result in the issuance of an aggregate number of shares of common stock pursuant to the agreement which exceeds 19.9% of the total number of shares of our common stock outstanding on May 25, 2001 without obtaining stockholder approval of such excess issuance.



    In connection with the agreement, we issued to Theddingworth a warrant to purchase up to 350,000 shares of our common stock at an exercise price of $1.91 per share, subject to adjustment in the case of a stock split, stock dividend or other similar adjustment to capitalization. The warrant is exercisable for a period of five years.



    The resale by Theddingworth of the common stock that it purchases from us will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, as all the shares we sell to Theddingworth will be available for immediate resale, the mere prospect of our sales to it could depress the market price for our common stock. The shares of our common stock issuable to Theddingworth under the equity line facility will be sold at a 10% discount to the volume-weighted average daily price of our common stock during the applicable drawdown period and the proceeds paid to us upon each draw down will be net of an escrow agent fee of $1,000. If we were to require Theddingworth to purchase our common stock at a time when our stock price is low, our existing common stockholders will experience substantial dilution. The issuance of shares to Theddingworth will therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock.



    The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage Theddingworth to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

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


THREE MONTHS ENDED

--------------------------------------------------------------------------------
-------
                                          MAR. 31,   JUNE 30,   SEPT. 30,   DEC.
31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                            1999       1999       1999
1999       2000       2000       2000        2000
                                          --------   --------   ---------
--------   --------   --------   ---------   --------

(UNAUDITED)
REVENUES:
Content-centric eBusiness application
  product...............................  $   480    $   599     $ 1,808    $
5,408    $ 7,654    $ 8,714    $  8,901    $  4,725
Transact/ShopSite product...............    7,825     10,541       9,710
10,350      6,561      5,837         967         234
Other product...........................    2,385      2,418       1,071
1,147      1,140      1,168       1,167       1,282
                                          -------    -------     -------
-------    -------    -------    --------    --------
  Product revenues......................   10,690     13,558      12,589
16,905     15,355     15,719      11,035       6,241
                                          -------    -------     -------
-------    -------    -------    --------    --------
Content-centric eBusiness application
  service...............................      182        973       1,000
615      2,031      3,394       3,900       3,575
Transact/ShopSite service...............    4,803      5,091       6,483
7,491      7,243      7,257       7,315       5,058
Other service...........................      919        940         529
258        194        147          87         430
                                          -------    -------     -------
-------    -------    -------    --------    --------
  Service revenues......................    5,904      7,004       8,012
8,364      9,468     10,798      11,302       9,063
                                          -------    -------     -------
-------    -------    -------    --------    --------
    Total revenues......................   16,594     20,562      20,601
25,269     24,823     26,517      22,337      15,304
                                          -------    -------     -------
-------    -------    -------    --------    --------

COST OF REVENUES:
Product revenues........................      764      1,014         850
1,806      2,376      2,311       2,086         680
Service revenues........................    4,151      5,197       4,986
6,804      7,714      8,972      10,493      10,214
                                          -------    -------     -------
-------    -------    -------    --------    --------
  Total cost of revenues................    4,915      6,211       5,836
8,610     10,090     11,283      12,579      10,894
                                          -------    -------     -------
-------    -------    -------    --------    --------
    Gross profit........................   11,679     14,351      14,765
16,659     14,733     15,234       9,758       4,410
                                          -------    -------     -------
-------    -------    -------    --------    --------

OPERATING EXPENSES:
Selling and marketing...................    8,497      9,360       8,539
11,947     10,477     12,632      12,608      13,046
Research and development................    5,238      5,872       5,514
5,822      6,036      6,422       6,426       5,917
General and administrative..............    2,230      1,969       2,662
1,806      2,372      2,957       3,393       3,377
Amortization of intangibles.............      852        852         897
786        765        766         765         449
Restructuring charge....................       --         --          --
--         --         --          --       6,948
Merger related costs....................       --         --          --
4,328         --         --          --          --
                                          -------    -------     -------
-------    -------    -------    --------    --------
  Total operating expenses..............   16,817     18,053      17,612
24,689     19,650     22,777      23,192      29,737
  Loss from operations..................   (5,138)    (3,702)     (2,847)
(8,030)    (4,917)    (7,543)    (13,434)    (25,327)
Other income............................       19        119         142
71        201     12,550       1,071         265
                                          -------    -------     -------
-------    -------    -------    --------    --------
  Loss before income taxes..............   (5,119)    (3,583)     (2,705)
(7,959)    (4,716)     5,007     (12,363)    (25,062)
Provision for income taxes..............       42        103          71
198         52        298          34         278
                                          -------    -------     -------
-------    -------    -------    --------    --------
  Net loss..............................  $(5,161)   $(3,686)    $(2,776)
$(8,157)   $(4,768)   $ 4,709    $(12,397)   $(25,340)
                                          =======    =======     =======
=======    =======    =======    ========    ========

                               OPEN MARKET, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants....................     39
Report of Independent Accountants...........................     40
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................     41
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................     42
Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998..........................     43
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999
  and 1998..................................................     44
Notes to Consolidated Financial Statements..................     45

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

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   FOR THE YEARS
ENDED
                                                                       DECEMBER
31,

------------------------------
                                                                2000       1999
     1998
                                                              --------
--------   --------
Revenues:
  Product revenues..........................................  $ 48,350   $
53,742   $ 43,583
  Service revenues..........................................    40,631
29,284     20,963
                                                              --------
--------   --------
    Total revenues..........................................    88,981
83,026     64,546
                                                              --------
--------   --------
Cost of Revenues:
  Product revenues..........................................     7,453
4,434      3,214
  Service revenues..........................................    37,393
21,138     15,365
                                                              --------
--------   --------
    Total cost of revenues..................................    44,846
25,572     18,579
                                                              --------
--------   --------
    Gross profit............................................    44,135
57,454     45,967
                                                              --------
--------   --------
Operating Expenses:
  Selling and marketing.....................................    48,763
38,343     34,772
  Research and development..................................    24,801
22,446     25,910
  General and administrative................................     8,500
7,822      9,578
  Allowance for bad debt....................................     3,599
845      1,518
  Amortization of intangible assets.........................     2,745
3,387      3,006
  In-process research and development.......................        --
--      5,700
  Restructuring charge......................................     6,948
--      2,042
  Merger related costs......................................        --
4,328         --
                                                              --------
--------   --------
    Total operating expenses................................    95,356
77,171     82,526
                                                              --------
--------   --------
    Loss from operations....................................   (51,221)
(19,717)   (36,559)
                                                              --------
--------   --------
Gain from investments.......................................    13,318
--         --
Interest income.............................................     1,326
1,220      1,429
Interest expense............................................      (447)
(703)    (1,191)
Other expense, net..........................................      (110)
(166)      (324)
                                                              --------
--------   --------
    Loss before provision for income taxes..................   (37,134)
(19,366)   (36,645)
                                                              --------
--------   --------
Provision for income taxes..................................       662
414        325
                                                              --------
--------   --------
    Net loss................................................  $(37,796)
$(19,780)  $(36,970)
                                                              ========
========   ========
Net loss per share--Basic and diluted.......................  $  (0.83)  $
(0.46)  $  (0.98)
                                                              ========
========   ========
Weighted average common shares outstanding--Basic and
  diluted...................................................    45,606
42,655     37,815
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


    Revenues from software license agreements are recognized upon delivery of the software if there is evidence of an agreement, the payment is fixed or determinable and collection is probable. If an acceptance period is required or post-delivery obligations exist, revenues are recognized upon customer acceptance and/or completion of the obligation. We enter into reseller arrangements for certain products that typically provide for sublicense fees payable to us based on a percentage of our list price. Royalty and sublicense revenues from our reseller arrangements are recognized when earned, either on a per-unit basis as reported to us by our licensees, or with regards to guaranteed minimums, upon shipment of the master copy of all software to which the guaranteed minimum sublicense fees relate, if there are no significant post-delivery obligations. Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Service revenues, which include education, implementation and consulting services, are recognized in the period services are provided, if customer acceptance is not required, there is evidence of an agreement, the revenues are fixed or determinable and collection is probable. Although the Company generally does not provide its customers with contractual rights of return, it has issued credits for returns and allowances for its customers in the past, and as a result, the Company provides for estimated returns and allowances on

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

products and services in accordance with FASB No. 48, REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS.


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

    (F) TRANSLATION OF FOREIGN CURRENCIES


    The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. In translating the accounts of the foreign subsidiaries into U.S. dollars, current assets and liabilities are translated at the rate of exchange in effect at year-end, while non-monetary assets and stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted-average rate in effect during the year. Foreign currency translation and transaction gains or losses for the foreign subsidiary are included in the accompanying consolidated statements of operations since the functional currency of these subsidiaries is the U.S. dollar. The foreign currency loss was $123, $92 and $290 for 1998, 1999 and 2000, respectively. We had accounts receivable of approximately $2,021 and $1,036 denominated in foreign currencies as of December 31, 2000 and 1999, respectively. We mark these receivables to market and record a gain or loss, which is a component of other income/expense in the consolidated statements of operations. To date we have not incurred a significant loss on accounts receivable.


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

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) shares of common stock, adjusted to give effect to the number of equivalent shares of our common stock issued in connection with the FutureTense acquisition for all periods presented. Diluted net loss per share for the years ended 2000, 1999 and 1998 is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be anti-dilutive. The number of outstanding anti-dilutive potential common shares, which consist of warrants and stock options that are not included in basic net loss per common share, were 10,667,000, 8,595,000 and 6,722,000 for 2000, 1999 and 1998, respectively.

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
                                                   =======    =======    =======

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                                                      YEAR ENDED DECEMBER 31,

------------------------------
                                                     2000       1999       1998
                                                   --------   --------
--------
Cost of Revenues:
Cost of Content-centric eBusiness application
  product revenues...............................  $ 3,452    $ 1,242    $    55
Cost of Transact/ShopSite product revenues.......    3,584      2,980      2,530
Cost of other product revenues...................      417        211        629
                                                   -------    -------    -------
Total cost of product revenues...................    7,453      4,433      3,214
                                                   -------    -------    -------

Cost of Content-centric eBusiness application
  service revenue................................   12,125      1,973        145
Cost of Transact/ShopSite service revenue........   24,422     17,282     13,106
Cost of other service revenue....................      846      1,883      2,114
                                                   -------    -------    -------
Total cost of service revenue....................   37,393     21,138     15,365
                                                   -------    -------    -------
  Total Cost.....................................  $44,846    $25,571    $18,579
                                                   =======    =======    =======

Gross Profit:
Gross profit from Content-centric eBusiness
  application product revenues...................  $26,542    $ 7,053    $   391
Gross profit from Transact/ShopSite product
  revenues.......................................   10,015     35,446     19,204
Gross profit from other product revenues.........    4,340      6,810     20,774
                                                   -------    -------    -------
Total gross profit from product revenues.........   40,897     49,309     40,369
                                                   -------    -------    -------

Gross profit from Content-centric eBusiness
  application service revenue....................     (165)       797         34
Gross profit from Transact/ShopSite service
  revenue........................................    3,387      6,586      2,928
Gross profit from other service revenue..........       16        763      2,636
                                                   -------    -------    -------
Total gross profit from service revenue..........    3,238      8,146      5,598
                                                   -------    -------    -------
  Total gross profit.............................  $44,135    $57,455    $45,967
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

(3) SPECIAL CHARGES

    (A) RESTRUCTURING CHARGES


    (i) In the fourth quarter of 2000, we implemented a restructuring plan to reduce expenses and align investments with new strategies designed for future profitability and long-term revenue growth. The major component of the restructuring charge related to the elimination of approximately 92 employees and 90 outside consultants across the following functions: services (99), research and development (49), marketing (10), general and administrative
(13) and sales (11). Other components of the restructuring charge included write-off of goodwill related to the ICentral acquisition as we decided to divest our ShopSite product line, the accrual of a software contract commitment that resulted from a change in product strategy and accrual of office lease impairment costs due to the reduction in workforce. The total cash impact of the restructuring amounted to approximately $3,693. We paid approximately $836 in 2000, and all remaining liabilities are expected to be paid by December 31, 2001. Following are the significant components of the restructuring charge:


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

(6) LONG-TERM OBLIGATIONS AND CREDIT FACILITIES

    (A) LINE-OF-CREDIT ARRANGEMENTS


    (i) We had an unsecured credit facility arrangement with Silicon Valley Bank, which provided up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bore interest at the prime lending rate (9.50% at December 31, 2000). We were required to comply with certain restrictive covenants under this agreement, and the line was collateralized by our accounts receivable. We were in compliance with all such covenants at December 31, 2000. As of December 31, 2000, our borrowing under this facility was $11,459. This line was fully paid in January 2001 and expired on January 15, 2001. In February 2001, we replaced this line with a secured credit facility arrangement with the same bank, which provides up to $12,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to between 60% and 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate plus 2%. The line is collateralized by all assets. We are required to comply with certain financial covenants under this agreement, including a requirement that we (i) raise, on or before March 15, 2001, additional capital of at least $10,000,000 through the sale of subordinated debt, equity securities, non-core assets, certain stock interests and/or the proceeds of lawsuit settlements and (ii) maintain a minimum tangible net worth in an amount equal to (a) a base amount, ranging from $10,000,000 to $20,000,000 from the date of the agreement to December 30, 2001, and fixed at $18,000,000 on and after December 30, 2001, plus (b) 85% of all consideration received after the date of the agreement from any sale of our equity securities and/or subordinated debt, excluding amounts received in connection with the additional capital requirement described above. Other restrictive covenants under this agreement include restrictions on (i) our use of proceeds and (ii) our ability to sell the company, make loans, declare dividends, increase compensation payments, subordinate debt and encumber the collateral. Effective March 30, 2001, we entered into a modification to the secured credit facility which, among other things, extended the date by which we were required to raise the $10,000,000 of additional capital discussed above from March 15, 2001 to March 31, 2001 and reduced the minimum tangible net worth we are required to maintain to an amount equal to (i) a base amount, ranging from $5,500,000 to $15,000,000 from the date of the agreement to December 31, 2001, and fixed at $8,500,000 on and after December 30, 2001, plus (ii) 85% of all consideration received after the date of the original loan agreement from any sale of our equity securities and/or subordinated debt, excluding amounts received in connection with the additional capital requirement described above.


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

(13) ACCRUED EXPENSES

    Accrued expenses consist of the following:


                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Payroll and related expenses..............................  $ 6,120    $ 6,002
Professional and consulting fees..........................    1,163        552
Restructuring.............................................    3,106        389
Royalties.................................................    2,729      1,034
All other.................................................    5,345      5,796
                                                            -------    -------
                                                            $18,463    $13,773
                                                            =======    =======


(14) DEFERRED REVENUES

    Deferred revenues consist of the following:


                                                                 DECEMBER 31,

-------------------
                                                                2000       1999
                                                              --------
--------
Future product deliverables.................................   $1,244     $  149
Prepaid royalties...........................................    1,167         --
Prepaid service revenues....................................    5,601      6,153
                                                               ------     ------
                                                               $8,012     $6,302
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

                                                               THREE MONTHS
ENDED

--------------------------------------------------------------------------------
-------
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

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       OPEN MARKET, INC.

                                                       By:              /s/
EDWARD DURKIN

-----------------------------------------
                                                                          Edward
Durkin
                                                            Vice President and
Chief Financial Officer
Date: August 2, 2001                                              (Principal
Financial Officer)

                                                       By:             /s/
ANNMARIE RUSSELL

-----------------------------------------

Annmarie Russell
                                                                    Vice
President of Finance
Date: August 2, 2001                                              (Principal
Accounting Officer)

                                                                     SCHEDULE II

                               OPEN MARKET, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                       ADDITIONS
                                           BALANCE AT    ADDITIONS     CHARGED
TO                 BALANCE AT
                                           BEGINNING       DUE TO      COSTS AND
     AMOUNTS       END OF
                                           OF PERIOD    ACQUISITIONS    EXPENSES
   WRITTEN OFF     PERIOD
                                           ----------   ------------
----------   -----------   ----------
ACCOUNTS RECEIVABLE ALLOWANCES
Bad Debt Allowance.......................    $2,870                      $3,599
     $3,599        $2,870
Sales Returns and Allowances.............     1,260                       3,768
      2,002         3,026
                                             ------      ---------       ------
     ------        ------
December 31, 2000........................    $4,130                      $7,367
     $5,601        $5,896
                                             ======      =========       ======
     ======        ======
Bad Debt Allowance.......................    $2,543                      $  845
     $  518        $2,870
Sales Returns and Allowances.............       393                       1,259
        392         1,260
                                             ------      ---------       ------
     ------        ------
December 31, 1999........................    $2,936                      $2,104
     $  910        $4,130
                                             ======      =========       ======
     ======        ======
Bad Debt Allowance.......................    $1,482                      $1,518
     $  457        $2,543
Sales Returns and Allowances.............       101                         347
         55           393
                                             ------      ---------       ------
     ------        ------
December 31, 1998........................    $1,583                      $1,865
     $  512        $2,936
                                             ======      =========       ======
     ======        ======


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

         10.1              1994 Stock Incentive Plan, as amended. (2)#

         10.2              1996 Employee Stock Purchase Plan. (2)#

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

         10.6              Employment Agreement between the Registrant and Gary
B.
                           Eichhorn, dated November 7, 1995. (2)#

         10.7              Amendment No. 1, dated as of April 15, 1998, to
Employment
                           Agreement between the Registrant and Gary B.
Eichhorn, dated
                           November 7, 1995. (9)#

         10.8              Invention and Non-Disclosure Agreement, dated
November 10,
                           1995, between the Registrant and Gary B. Eichhorn.
(2)

         10.9 Lease between Wayside Realty Trust and Registrant dated
                           March 11, 1997. (10)

         10.10**           Loan and Security Agreement by and between Silicon
Valley
                           Bank and the Registrant, dated February 28, 2001.

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

         10.20++           Master Software License and Distribution Agreement,
dated
                           June 30, 1999 between NextPage L.C. and the
                           Registrant. (13)

         10.21++           Amended Master Software License and Distribution
Agreement,
                           dated September 30, 1999 between NextPage, L.C. and
the
                           Company. (14)

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

         10.29 Purchase Agreement, dated as of March 20, 2001, by and among the Registrant and the Purchasers listed therein. (6)

         10.30             Registration Rights Agreement, dated as of March 20,
2001,
                           by and among the Registrant and the Purchasers listed therein. (6)

         10.31 Common Stock Warrant, dated as of March 20, 2001, issued by the Registrant to Halifax Fund, L.P. (6)

         10.32 Adjustment Warrant, dated as of March 20, 2001, issued by the Company to Halifax Fund, L.P. (6)

         21.1 *            Subsidiaries of the Registrant.

         23.1 **           Consent of Arthur Andersen LLP.

         23.2 **           Consent of PricewaterhouseCoopers LLP.


------------------------


   * Previously filed.



  ** Filed herewith.



  # Denotes management contract or compensatory plan or arrangement.



  ++ Confidential treatment granted as to certain portions which were omitted and previously filed separately with the Securities and Exchange Commission.


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