Form 10-Q/A
period 2001-03-31
OPEN MARKET INC
filed 2001-08-02
CIK 926019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A



                                AMENDMENT NO. 1


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

                               OPEN MARKET, INC.
                               TABLE OF CONTENTS


                                                                         PAGE
                                                                       --------
PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements
    Consolidated Balance Sheets as of March 31, 2001 and                   3
     December 31, 2000...............................................
    Consolidated Statements of Operations for the three months ended
     March 31, 2001 and 2000.........................................      4
    Consolidated Statements of Cash Flows for the three months ended
     March 31, 2001 and 2000.........................................      5
    Notes to Consolidated Financial Statements.......................      6
ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     13
ITEM 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................     29

PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................     30
ITEM 2.  Changes in Securities and Use of Proceeds...................     30
ITEM 3.  Defaults Upon Senior Securities.............................     31
ITEM 4.  Submission of Matters to a Vote of Security Holders.........     31
ITEM 5.  Other Information...........................................     31
ITEM 6.  Exhibits and Reports on Form 8-K............................     31

SIGNATURES...........................................................     33

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

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,

-------------------
                                                                2001       2000
                                                              --------
--------
Revenues:
  Product revenues..........................................  $  6,299   $15,355
  Service revenues..........................................     6,715     9,468
                                                              --------   -------
    Total revenues..........................................    13,014    24,823
                                                              --------   -------
Cost of revenues:
  Product revenues..........................................       598     2,376
  Service revenues..........................................     6,285     7,714
                                                              --------   -------
    Total cost of revenues..................................     6,883    10,090
                                                              --------   -------
    Gross profit............................................     6,131    14,733
                                                              --------   -------
Operating expenses:
  Selling and marketing.....................................    10,744    10,477
  Research and development..................................     5,149     6,036
  General and administrative................................     2,682     2,321
  Allowance for bad debt....................................        18        51
  Amortization of intangible assets.........................       450       765
                                                              --------   -------
    Total operating expenses................................    19,043    19,650
                                                              --------   -------
    Loss from operations....................................   (12,912)
(4,917)
                                                              --------   -------

Gain on sale of assets......................................     4,710        --
Interest income.............................................       141       352
Interest expense............................................      (312)
(93)
Other expense...............................................      (176)
(58)
                                                              --------   -------
    Loss before provision for incomes taxes.................    (8,549)
(4,716)
                                                              --------   -------
Provision for income taxes..................................       115        52
                                                              --------   -------
    Net loss................................................    (8,664)
(4,768)
                                                              --------   -------
Accretion of preferred stock discount and dividends.........        29        --
                                                              --------   -------
Net loss applicable to common shareholders..................  $ (8,693)
$(4,768)
                                                              ========   =======
Net loss per share applicable to common shareholders--basic
  and diluted...............................................  $  (0.19)  $
(0.11)
                                                              ========   =======
Weighted average common shares outstanding--basic and
  diluted...................................................    46,832    44,401
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

    Revenues from software license agreements are recognized upon delivery of the software if there is evidence of an agreement, the payment is fixed or determinable and collection is probable. If an acceptance period is required or post-delivery obligations exist, revenues are recognized upon customer acceptance and/or completion of the obligation. We enter into reseller arrangements for certain products that typically provide for sublicense fees payable to us based on a percentage of our list price. Royalty and sublicense revenues from our reseller arrangements are recognized when earned, either on a per-unit basis as reported to us by our licensees, or with regards to guaranteed minimums, upon shipment of the master copy of all software to which the guaranteed minimum sublicense fees relate, if there are no significant post-delivery obligations. Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Service revenues, which include education, implementation and consulting services, are recognized in the period services are provided, if customer acceptance is not required, there is evidence of an agreement, the revenues are fixed or determinable and collection is probable. Although the Company generally does not provide its customers with contractual rights of return, it has issued credits for returns and allowances to its customers in the past, and as a result, the Company provides for estimated returns and allowances on products and services in accordance with FASB No. 48, REVENUE RECOGNITION, when right of return exists.


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


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
COST OF REVENUES:
Cost of Content-driven eBusiness solutions product
  revenues................................................  $   409    $ 1,032
Cost of Transact/ShopSite product revenues................      189      1,344
Cost of other product revenues............................       --         --
                                                            -------    -------
Total cost of product revenues............................      598      2,376
                                                            -------    -------

Cost of Content-driven eBusiness solutions service
  revenue.................................................    3,354      1,655
Cost of Transact/ShopSite service revenue.................    2,923      5,901
Cost of other service revenue.............................        8        158
                                                            -------    -------
Total cost of service revenue.............................    6,285      7,714
                                                            -------    -------
  Total cost..............................................  $ 6,883    $10,090
                                                            =======    =======

GROSS PROFIT:
Gross profit from Content-driven eBusiness solutions
  product revenues........................................  $ 4,169    $ 6,622
Gross profit from Transact/ShopSite product revenues......     (135)     5,217
Gross profit from other product revenues..................    1,667      1,140
                                                            -------    -------
Total gross profit from product revenues..................    5,701     12,979
                                                            -------    -------

Gross profit from Content-driven eBusiness solutions
  service revenue.........................................      230        376
Gross profit from Transact/ShopSite service revenue.......      200      1,342
Gross profit from other service revenue...................       --         36
                                                            -------    -------
Total gross profit from service revenue...................      430      1,754
                                                            -------    -------
  Total gross profit......................................  $ 6,131    $14,733
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

3.  SERIES E PREFERRED STOCK


    In March 2001, we issued $5.0 million of our Series E 6% cumulative convertible preferred stock (Series E preferred stock) and warrants to purchase 917,297 shares of our common stock at an exercise price of $1.91 per share, subject to certain adjustments, to an affiliate of the Palladin Group. The warrants were valued using the Black Scholes Model in accordance with EITF 00-27: APPLICATION OF EITF NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. The fair value assigned to the warrants was $1,111,216. The factors used to calculate this fair value are as follows: (a) fair market value of the common stock on transaction date ($1.344), (b) exercise price of the warrants ($1.908),
(c) term (5 years), (d) volatility (149%), (e) annual rate of dividends (0%), and (f) discount rate (5.80%). This value, $1,111 plus a beneficial conversion feature of $312 and issuance costs of $251, was recorded as a discount to the Series E preferred stock and will be accreted over a 2 year period. The warrants are exercisable for a period of five years.


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


5.  SPECIAL CHARGES



    (A) RESTRUCTURING CHARGES



    (i) On April 4, 2001, we announced a decision to reduce staffing by approximately 25 percent. This action is in direct support of our efforts to align our cost structure with our current revenue levels and to better position us to execute on our plan for profitability in the second half of 2001. The restructuring will result in a second quarter charge of approximately
$1 million for severance and other related charges.



    (ii) In the fourth quarter of 2000, we implemented a restructuring plan to reduce expenses and align investments with new strategies designed for future profitability and long-term revenue growth. The major component of the restructuring charge related to the elimination of 92 employees and 90 outside consultants across the following functions: services (99), research and development (49), marketing (10), general and administrative (13) and sales
(11). Other components of the restructuring charge included write-off of goodwill related to the ICentral acquisition as we decided to divest our ShopSite product line, the accrual of a software contract commitment that resulted from a change in product strategy and accrual of office lease impairment costs due to the reduction in workforce. The total cash impact of the restructuring amounted to approximately $3,693. We paid approximately $836 in 2000 and $791 in the first quarter of 2001, and all remaining liabilities are expected to be paid by December 31, 2001. Following are the significant components of the restructuring charge:



RESTRUCTURING COSTS                                            AMOUNT
-------------------                                           --------
Employee severance, benefits and related costs..............   $2,894
ICentral goodwill write-off.................................    3,255
Office lease................................................      299
Termination costs of certain contractual arrangements.......      500
                                                               ------
Total.......................................................   $6,948
                                                               ======



    The following is a rollforward of the restructuring accrued for the first quarter of 2001:



Accrued restructuring December 31, 2000.....................  $3,106
Cash paid during the quarter................................    (791)
                                                              ------
Accrued restructuring March 31, 2001........................  $2,315

6.  CONTINGENCIES


CLASS ACTION SUIT


    We are aware of six putative class actions that were filed between June 14, 2000 and August 10, 2000, against us and certain of our officers and directors in the United States District Court for the District of Massachusetts. These actions, each filed on behalf of an alleged class of our shareholders who purchased their common stock between November 8, 1999 and April 18, 2000, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In particular, they allege, among other things, that during the putative class period, the defendants sought to mislead the investing public by overstating Open Market's prospects and the quality of its products. The plaintiffs are seeking monetary damages and other appropriate relief. On January 25, 2001, the court entered an order consolidating these actions into one action. This consolidated case is entitled IN RE OPEN MARKET SECURITIES LITIGATION, C.A. No. 00-CV-11162. On April 13, 2001, the plaintiffs filed a consolidated class action complaint. The defendants believe they have meritorious defenses against this suit and intend to vigorously defend this suit. On May 29, 2001, they filed a motion seeking dismissal of all counts of the consolidated complaint.

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


    We execute separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional service arrangement. These contracts may be an element in a multiple element arrangement. Revenues under multiple element arrangements, which may include several different software products or services sold together, are allocated to each element based on the residual method in accordance with the Statement of Position 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS. Although the Company generally does not provide its customers with contractual rights of return, it has issued credits for returns and allowances to its customers in the past, and as a result, the Company provides for estimated returns and allowances on products and services in accordance with FASB No. 48, REVENUE RECOGNITION, when right of return exists.


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

COST OF PRODUCT REVENUES


                                                                   THREE MONTHS
                                                                 ENDED MARCH 31,

----------------------
                                                                2001
2000
                                                              --------
--------
Cost of Revenues:
Cost of Content-driven eBusiness application product
  revenues..................................................    $409
$1,032
Cost of Transact/ShopSite product revenues..................     189
1,344
Cost of other product revenues..............................      --
--
                                                                ----
------
Total cost of product revenues..............................    $598
$2,376
                                                                ====
======
% of total product revenue..................................       9%
15%
Product gross margin........................................      91%
85%


    For the three months ended March 31, 2001, cost of product revenues decreased $1,778, or 75%, primarily as a result of the decrease in licensing product revenues. In addition, during the first quarter of 2001 we sold fewer third party software products, which resulted in a decrease in the cost of product when compared to the quarter ended March 31, 2000.

COST OF SERVICE REVENUES


                                                                  THREE MONTHS
                                                                ENDED MARCH 31,

----------------------
                                                               2001
2000
                                                             --------
--------
Cost of Content-driven eBusiness application service
  revenues.................................................   $3,354
$1,655
Cost of Transact/ShopSite service revenues.................    2,923
5,901
Cost of other service revenues.............................        8
158
                                                              ------
------
Total cost of service revenues.............................   $6,285
$7,714
                                                              ======
======
% of total service revenue.................................       94%
81%
Service gross margin.......................................        6%
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


    For the three months ended March 31, 2001, general and administrative expenses increased $328 from the comparable prior year period. This increase was primarily a result of an increase in bad debt expense of $593. The additional bad debt expense was recorded to increase the allowance for bad debt to cover our exposure for a number of customers that had experienced cash flow difficulties related to the economic downturn. This was offset by a decrease in employee related expenses of $259 as a result of our cost savings efforts and reduction in workforce.


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


    We had an unsecured credit facility with Silicon Valley Bank, which provided up to $15,000 in financing in the form of a demand line of credit. Borrowings under this line were limited to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bore interest at the prime lending rate (9.5% at December 31, 2000). We were required to comply with certain restrictive covenants under this agreement and the line was collateralized by our accounts receivable. We were in compliance with all such covenants at December 31, 2000. As of December 31, 2000, our borrowing under this facility was $11,459. This line was fully paid in January 2001 and expired on January 15, 2001. In February 2001, we replaced this line with a secured credit facility arrangement with the same bank. This facility provides up to $12,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to between 60% and 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined, and bear interest at the prime lending rate plus 2%. The line is collateralized by all assets. We are required to comply with certain financial covenants under this agreement, including a requirement that we (i) raise, on or before March 15, 2001, additional capital of at least $10,000,000 through the sale of subordinated debt, equity securities, non-core assets, certain stock interests and/or the proceeds of lawsuit settlements and (ii) maintain a minimum tangible net worth in an amount equal to (a) a base amount, ranging from $10,000,000 to $20,000,000 from the date of the agreement to December 30, 2001, and fixed at $18,000,000 on and after December 30, 2001, plus (b) 85% of all consideration received after the date of the agreement from any sale of our equity securities and/or subordinated debt, excluding amounts received in connection with the additional capital requirement described above. Other restrictive covenants under this agreement include restrictions on (i) our use of proceeds and (ii) our ability to sell the company, make loans, declare dividends, increase compensation payments, subordinate debt and encumber the collateral. Effective March 30, 2001, we entered into a modification to the secured credit facility which, among other things, extended the date by which we were required to raise the $10,000,000 of additional capital discussed above from March 15, 2001 to March 31, 2001 and reduced the minimum tangible net worth we are required to maintain to an amount equal to (a) a base amount, ranging from $5,500,000 to $15,000,000 from the date of the agreement to December 31, 2001, and fixed at $8,500,000 on and after December 30, 2001, plus (b) 85% of all consideration received after the date of the original loan agreement from any sale of our equity securities and/or subordinated debt, excluding amounts received in connection with the additional capital requirement described above. There were no borrowings under this line of credit at March 31, 2001.


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



    In connection with the agreement, we issued to Theddingworth a warrant to purchase up to 350,000 shares of our common stock at an exercise price of $1.91 per share, subject to certain adjustments in the case of a stock split, stock dividend or other similar transaction. The warrant is exercisable for a period of five years.



    The resale by Theddingworth of the common stock that it purchases from us will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, as all the shares we sell to Theddingworth will be available for immediate resale, the mere prospect of our sales to it could depress the market price for our common stock. The shares of our common stock issuable to Theddingworth under the equity line facility will be sold at a 10% discount to the volume-weighted average daily price of our common stock during the applicable drawdown period and the proceeds paid to us upon each drawdown will be net of an escrow agent fee of $1,000. If we were to require Theddingworth to purchase our common stock at a time when our stock price is low, our existing common stockholders will experience substantial dilution. The issuance of shares to Theddingworth will therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock.



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

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS


       10.1    First Loan Modification Agreement (Domestic Line), dated
               March 30, 2001, by and between Open Market and FutureTense, Inc. and Silicon Valley Bank.



       10.2 Fifth Loan Modification Agreement (EXIM Line), dated March 30, 2001, by and between Open Market and FutureTense, Inc. and Silicon Valley Bank.


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


                                                       OPEN MARKET, INC.
                                                       (Registrant)

Date: August 2, 2001                                   By:              /s/
EDWARD DURKIN

-----------------------------------------
                                                                          Edward
Durkin
                                                            VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL
FINANCIAL OFFICER)

Date: August 2, 2001                                   By:             /s/
ANNMARIE RUSSELL

-----------------------------------------

Annmarie Russell
                                                                    VICE
PRESIDENT OF FINANCE
                                                                  (PRINCIPAL
ACCOUNTING OFFICER)

                                 EXHIBIT INDEX



       10.1    First Loan Modification Agreement (Domestic Line), dated
               March 30, 2001, by and between Open Market and FutureTense, Inc. and Silicon Valley Bank.



       10.2 Fifth Loan Modification Agreement (EXIM Line), dated March 30, 2001, by and between Open Market and FutureTense, Inc. and Silicon Valley Bank.