Form 10-Q
period 2001-06-30
OPEN MARKET INC
filed 2001-08-14
CIK 926019

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-28436

                            ------------------------

                               OPEN MARKET, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      04-3214536
        (State or other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation or organization)

                                ONE WAYSIDE ROAD
                        BURLINGTON, MASSACHUSETTS 01803
              (Address of principal executive offices) (Zip Code)

                                 (781) 359-3000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 9, 2001, there were 47,213,794 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               OPEN MARKET, INC.
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION
ITEM 1. Financial Statements
  Consolidated Balance Sheets as of June 30, 2001 and
    December 31, 2000 (unaudited)...........................      3
  Consolidated Statements of Operations for the three and
    six months ended June 30, 2001 and 2000 (unaudited).....      4
  Consolidated Statements of Cash Flows for the six months
    ended June 30, 2001 and 2000 (unaudited)................      5
  Notes to Consolidated Financial Statements................      6
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     15
ITEM 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     32

PART II--OTHER INFORMATION
ITEM 1. Legal Proceedings...................................     33
ITEM 2. Changes in Securities and Use of Proceeds...........     33
ITEM 3. Defaults Upon Senior Securities.....................     34
ITEM 4. Submission of Matters to a Vote of Security
  Holders...................................................     34
ITEM 5. Other Information...................................     35
ITEM 6. Exhibits and Reports on Form 8-K                         35

SIGNATURES..................................................     36

EXHIBIT INDEX...............................................     37

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               OPEN MARKET, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   6,756     $  20,717
  Marketable securities.....................................      2,511         9,713
  Accounts receivable, net of allowances of $5,525 and
    $5,896 at June 30, 2001 and December 31, 2000,
    respectively............................................     11,603        22,385
  Prepaid expenses and other current assets.................      4,390         4,481
                                                              ---------     ---------
    Total current assets....................................     25,260        57,296
                                                              ---------     ---------
Property and equipment, at cost:
  Computers and office equipment............................     17,224        17,643
  Leasehold improvements....................................      5,668         5,694
  Furniture & fixtures......................................      2,265         2,372
                                                              ---------     ---------
      Total property and equipment..........................     25,157        25,709
Less--accumulated depreciation and amortization.............     17,728        16,663
                                                              ---------     ---------
      Net property and equipment............................      7,429         9,046
Intangible assets...........................................         --         2,657
Other assets................................................      1,226         1,076
                                                              ---------     ---------
Total assets................................................  $  33,915     $  70,075
                                                              =========     =========
    LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                  AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit............................................  $   3,086     $  17,405
  Accounts payable..........................................      4,635         5,538
  Accrued expenses..........................................     11,288        18,463
  Deferred revenues.........................................      3,704         8,012
                                                              ---------     ---------
      Total current liabilities.............................     22,713        49,418
                                                              ---------     ---------
Redeemable convertible preferred stock
  Series E 6% cumulative convertible preferred stock, $0.10
    par value--
    Authorized--5 shares, issued and outstanding 5 and no
    shares at June 30, 2001 and December 31, 2000,
    respectively............................................      3,638            --
Stockholders' Equity:
  Preferred stock, $0.10 par value--
    Authorized--1,995 shares, issued and
    outstanding--None.......................................         --            --
  Common stock, $0.001 par value--
    Authorized--300,000 shares, issued and outstanding
    46,956 and 46,708 shares at June 30, 2001 and
    December 31, 2000, respectively.........................         47            47
  Additional paid-in capital................................    225,027       223,162
  Deferred compensation.....................................       (159)         (216)
  Accumulated deficit.......................................   (217,351)     (202,336)
                                                              ---------     ---------
      Total stockholders' equity............................      7,564        20,657
                                                              ---------     ---------
Total liabilities, redeemable convertible preferred stock
  and stockholders' equity..................................  $  33,915     $  70,075
                                                              =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
Revenues:
  Product revenues.....................................  $ 7,498    $15,719    $ 13,797   $ 31,073
  Service revenues.....................................    5,343     10,798      12,058     20,267
                                                         -------    -------    --------   --------
    Total revenues.....................................   12,841     26,517      25,855     51,340
                                                         -------    -------    --------   --------
Cost of revenues:
  Product revenues.....................................      545      2,311       1,143      4,686
  Service revenues.....................................    4,005      8,972      10,290     16,687
                                                         -------    -------    --------   --------
    Total cost of revenues.............................    4,550     11,283      11,433     21,373
                                                         -------    -------    --------   --------
    Gross profit.......................................    8,291     15,234      14,422     29,967
                                                         -------    -------    --------   --------
Operating expenses:
  Selling and marketing................................    8,636     12,632      19,380     23,109
  Research and development.............................    3,913      6,422       9,062     12,458
  General and administrative...........................    1,953      1,809       4,009      4,129
  Allowance for bad debt...............................       54      1,148         698      1,199
  Amortization of intangible assets....................       --        766         450      1,531
                                                         -------    -------    --------   --------
    Total operating expenses...........................   14,556     22,777      33,599     42,426
                                                         -------    -------    --------   --------
    Loss from operations...............................   (6,265)    (7,543)    (19,177)   (12,459)
                                                         -------    -------    --------   --------
  Gain on sale of assets...............................       --         --       4,710         --
  Gain on investment...................................      504     12,321         504     12,321
  Interest income......................................      128        373         269        726
  Interest expense.....................................      (51)       (83)       (363)      (175)
  Other expense........................................     (202)       (61)       (378)      (119)
                                                         -------    -------    --------   --------
Income (loss) before provision for income taxes........   (5,886)     5,007     (14,435)       294
Provision for income taxes.............................      152        298         267        350
                                                         -------    -------    --------   --------
Net income (loss)......................................  $(6,038)   $ 4,709    $(14,702)  $    (56)
                                                         -------    -------    --------   --------
Accretion of preferred stock discount and dividends....      285         --         314         --
                                                         -------    -------    --------   --------
Net income (loss) per share applicable to common
  shareholders.........................................  $(6,323)   $ 4,709    $(15,016)  $    (56)
                                                         =======    =======    ========   ========
Basic net income (loss) per share--applicable to common
  shareholders.........................................  $ (0.13)   $  0.10    $  (0.32)  $  (0.00)
                                                         =======    =======    ========   ========
Weighted average number of common and common equivalent
  shares outstanding--basic (Note 2(e))................   46,939     45,528      46,885     44,965
                                                         =======    =======    ========   ========
Diluted net (loss) income per share--applicable to
  common shareholders..................................  $ (0.13)   $  0.10    $  (0.32)  $  (0.00)
                                                         =======    =======    ========   ========
Weighted average number of common and common equivalent
  shares outstanding--diluted (Note 2(e))..............   46,939     48,244      46,885     44,965
                                                         =======    =======    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash Flows from Operating Activities:
  Net loss..................................................  $(14,702)  $    (56)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................     1,790      2,018
    Gain on sale of Folio technology to NextPage............    (4,460)        --
    Gain on investment......................................      (504)   (12,613)
    Amortization of intangible assets.......................       450      1,531
    Stock based compensation expense........................        57         57
    Accretion of preferred stock discount and dividends.....       314         --
  Changes in assets and liabilities--
    Accounts receivable.....................................    10,782     (3,616)
    Prepaid expenses and other current assets...............        91       (910)
    Accounts payable........................................      (903)    (1,378)
    Accrued expenses........................................    (7,175)       131
    Deferred revenues.......................................    (4,308)     2,198
                                                              --------   --------
      Net cash used in operating activities.................   (18,568)   (12,638)
                                                              --------   --------
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................      (171)    (1,627)
  Maturities of marketable securities, net..................     7,704      6,376
  Increase in other assets..................................      (150)       291
                                                              --------   --------
      Net cash provided by investing activities.............     7,383      5,040
                                                              --------   --------
Cash flow from Financing Activities:
  Net payments under lines of credit........................   (14,207)    (1,010)
  Proceeds from the issuance of redeemable convertible
    preferred stock, net of issuance costs..................     4,198         --
  Proceeds from the sale of Folio Technology to NextPage....     6,667         --
  Payments on long-term obligations                                 --        (75)
  Proceeds from employee stock purchase plan................       530        567
  Proceeds from exercise of stock options...................        36      6,865
                                                              --------   --------
      Net cash (used in) provided by financing activities...    (2,776)     6,347
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........   (13,961)    (1,251)
                                                              --------   --------
Cash and cash equivalents, beginning of period..............    20,717     19,258
                                                              --------   --------
Cash and cash equivalents, end of period....................  $  6,756   $ 18,007
                                                              ========   ========
Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period...........................  $    364   $    171
                                                              ========   ========
  Taxes paid during the period..............................  $    298   $     74
                                                              ========   ========
Supplemental Disclosure of Non-cash Investing and Financing
  Activities:
  Warrants issued in connection with redeemable convertible
    preferred stock.........................................  $    909   $     --
                                                              ========   ========
  Warrants issued in connection with line of credit.........  $    112   $     --
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               OPEN MARKET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

    The consolidated financial statements of Open Market, Inc. (Open Market or the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 2, 2001.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of the following significant accounting policies described in this note and elsewhere in the accompanying noted to consolidated financial statements.

    (a)  PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Open Market and our wholly owned subsidiaries for all periods presented. All material inter-company accounts and transactions have been eliminated in consolidation.

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

    We use the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor-specific objective evidence for the value of professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

    Revenues from software license agreements are recognized upon delivery of the software if there is evidence of an agreement, the payment is fixed or determinable and collection is probable. If an acceptance period is required or post-delivery obligations exist, revenues are recognized upon customer acceptance and/or completion of the obligation. We enter into reseller arrangements for certain products that typically provide for sublicense fees payable to us based on a percentage of our list price. Royalty and sublicense revenues from our reseller arrangements are recognized when earned, either on a per-unit basis as reported to us by our licensees, or with regards to guaranteed minimums, upon shipment of the master copy of all software to which the guaranteed minimum sublicense fees relate, if there are no significant post-delivery obligations. Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Service revenues, which include education, implementation and consulting services, are recognized in the period services are provided, if customer acceptance is not required, there is evidence of an agreement, the revenues are fixed or determinable and collection is probable. Although the Company generally does not provide its customers with contractual rights of return, it has issued credits for returns and allowances to its customers in the past, and as a result, the Company provides for estimated returns and allowances on products and services in accordance with Statement of Financial Accounting Standards
(SFAS) No. 48, REVENUE RECOGNITION.

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

    (c)  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    We account for investments under SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which we have positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than three months. Marketable securities are investment-grade securities with original maturities of greater than three months. The average maturity of our marketable securities was approximately one month and two months at June 30, 2001 and December 31, 2000, respectively. To date, we have not recorded any realized gains or losses.

    (d)  TRANSLATION OF FOREIGN CURRENCIES

    The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. In translating the accounts of the foreign subsidiaries into U.S. dollars, current assets and liabilities are translated at the rate of exchange in effect at year-end, while non-monetary assets and stockholders' equity are translated at historical rates. Revenue and expense accounts are translated using the weighted-average rate in effect during the year. Foreign currency translation and

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) transaction gains or losses for the foreign subsidiaries are included in the accompanying consolidated statements of operations since the functional currency of these subsidiaries is the U.S. dollar. We had accounts receivable of approximately $2,958 and $2,021 denominated in foreign currencies as of June 30, 2001 and December 31, 2000, respectively. We mark these receivables to market and record a gain or loss, which is a component of other income/expense in the consolidated statements of operations. To date we have not incurred a significant foreign exchange loss on our foreign accounts receivable.

    (e)  NET INCOME (LOSS) PER SHARE

    The Company applies SFAS No. 128 EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. For the three months ended
June 30, 2001 and 2000, basic outstanding shares were 46,939 and 45,528, respectively, and diluted outstanding shares were 46,939 and 48,244, respectively. Diluted net loss per share for the three months ended June 30, 2000 includes the effect of dilutive stock options representing 2,716 shares of Company common stock. Diluted net loss per share for the three months ended
June 30, 2001 and 2000, and for the six months ended June 30, 2000 is the same as basic net loss per share, as the inclusion of potential common stock would be anti-dilutive.

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

                                                                THREE MONTHS        SIX MONTHS ENDED
                                                               ENDED JUNE 30,           JUNE 30,
                                                             -------------------   -------------------
                                                               2001       2000       2001       2000
                                                             --------   --------   --------   --------
Net income (loss)..........................................  $(6,038)    $4,709    $(14,702)    $(56)
Other comprehensive income (loss):
  Unrealized gain on investments...........................       --        625          --      625
                                                             -------     ------    --------     ----
Total comprehensive income (loss)..........................  $(6,038)    $5,334    $(14,702)    $569
                                                             =======     ======    ========     ====

    (g)  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND SIGNIFICANT CUSTOMERS

    We apply SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. Our chief decision maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer.

    We report our revenues according to three operating segments: Content-driven eBusiness solutions, Transact/ShopSite and other revenue. Our Content-driven eBusiness revenues include license fees and service revenues from our Content Server suite of integrated products. Our Transact/ShopSite revenues include license fees and service revenues from our Transact and ShopSite products. On June 29, 2001, we sold the ShopSite product line, therefore we will not receive any future revenues related to the ShopSite product line. The other revenues primarily relate to the royalties received from NextPage and from licensing of patents.

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
REVENUES:
Content-driven eBusiness solutions product revenues...  $ 6,148    $ 8,714    $10,727    $16,368
Transact/ShopSite product revenues....................    1,350      5,837      1,403     12,398
Other product revenues................................       --      1,168      1,667      2,307
                                                        -------    -------    -------    -------
    Total product revenues............................    7,498     15,719     13,797     31,073
                                                        -------    -------    -------    -------

Content-driven eBusiness solutions service revenues...    2,813      3,394      6,396      4,485
Transact/ShopSite service revenues....................    2,530      7,257      5,654     15,437
Other service revenues................................       --        147          8        345
                                                        -------    -------    -------    -------
    Total service revenues............................    5,343     10,798     12,058     20,267
                                                        -------    -------    -------    -------
    Total revenues....................................  $12,841    $26,517    $25,855    $51,340
                                                        =======    =======    =======    =======

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
COST OF REVENUES:
Cost of Content-driven eBusiness solutions product
  revenues............................................  $   532    $   974    $   940    $ 2,006
Cost of Transact/ShopSite product revenues............       13      1,220        203      2,564
Cost of other product revenues........................       --        117         --        116
                                                        -------    -------    -------    -------
    Total cost of product revenues....................      545      2,311      1,143      4,686
                                                        -------    -------    -------    -------

Cost of Content-driven eBusiness solutions service
  revenues............................................    2,109      2,820      5,463      4,475
Cost of Transact/ShopSite service revenues............    1,896      6,030      4,820     11,932
Cost of other service revenues........................       --        122          7        280
                                                        -------    -------    -------    -------
    Total cost of service revenues....................    4,005      8,972     10,290     16,687
                                                        -------    -------    -------    -------
    Total cost of revenues............................  $ 4,550    $11,283    $11,433    $21,373
                                                        =======    =======    =======    =======

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
GROSS PROFIT:
Gross profit from Content-driven eBusiness solutions
  product revenues....................................  $ 5,616    $ 7,740    $ 9,787    $14,362
Gross profit from Transact/ShopSite product
  revenues............................................    1,337      4,617      1,200      9,834
Gross profit from other product revenues..............       --      1,051      1,667      2,191
                                                        -------    -------    -------    -------
    Total gross profit from product revenues..........    6,953     13,408     12,654     26,387
                                                        -------    -------    -------    -------

Gross profit from Content-driven eBusiness solutions
  service revenues....................................      704        574        933         10
Gross profit from Transact/ShopSite service
  revenues............................................      634      1,227        834      3,505
Gross profit from other service revenues..............       --         25          1         65
                                                        -------    -------    -------    -------
    Total gross profit from service revenues..........    1,338      1,826      1,768      3,580
                                                        -------    -------    -------    -------
    Total gross profit from revenues..................  $ 8,291    $15,234    $14,422    $29,967
                                                        =======    =======    =======    =======

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Revenues from geographic sources in total and as a percentage of total revenues for the three and six months ended June 30, 2001 and 2000:

                                      THREE MONTHS ENDED JUNE 30,                          SIX MONTHS ENDED JUNE 30,
                             ---------------------------------------------       ---------------------------------------------
                                    2001                      2000                      2001                      2000
                             -------------------       -------------------       -------------------       -------------------
North America..............  $ 4,452       35%         $15,605       59%         $10,523       41%         $31,140       61%
Europe.....................    2,534       20%           2,699       10%           4,939       19%           5,432       10%
UK.........................    1,398       11%           1,947        7%           3,278       13%           4,081        8%
Italy......................    1,510       12%           1,998        8%           2,600       10%           3,121        6%
Japan......................    1,132        9%             858        3%           1,130        4%           1,556        3%
Spain......................      636        5%             282        1%           1,459        6%             920        2%
Asia.......................      553        4%           1,509        6%           1,264        5%           2,379        5%
Other......................      626        4%           1,619        6%             662        2%           2,711        5%
                             -------      ---          -------      ---          -------      ---          -------      ---
                             $12,841      100%         $26,517      100%         $25,855      100%         $51,340      100%
                             =======      ===          =======      ===          =======      ===          =======      ===

All of our product sales for the three and six months ended June 30, 2001 and 2000 were shipped from our facilities located in the United States. As of June 30, 2001 and December 31, 2000 all of our assets relate to the Content-driven eBusiness solutions and Transact segments. Substantially all of our long-lived assets are located in the United States.

    (h)  RECLASSIFICATIONS

    We have reclassified certain prior year information to conform to the current year's presentation.

3. SPECIAL CHARGES

    In March 2001, we sold 5,000 shares of our Series E 6% cumulative convertible preferred stock (Series E preferred stock) to an affiliate of Palladin Group for $5.0 million, together with warrants to purchase 917,297 shares of our common stock at an exercise price of $1.91 per share, subject to certain adjustments. The warrants were valued using the Black Scholes Model in accordance with EITF 00-27: APPLICATION OF EITF NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. The fair value assigned to the warrants was approximately $1,111. The factors used to calculate this fair value are as follows: (a) fair market value of the common stock on transaction date ($1.344 per share), (b) exercise price of the warrants ($1.908 per share), (c) term (5 years), (d) volatility (149%), (e) annual rate of dividends (0%), and (f) discount rate (5.80%). This warrant value of $1,111 plus a beneficial conversion feature of $312 and issuance costs of $251, was recorded as a discount to the Series E preferred stock and will be accreted over a 2 year period. The warrants expire on March 20, 2006.

    The Series E preferred stock is convertible at the option of the holder into shares of our common stock at an initial conversion price of $1.5262 per share, subject to certain adjustments. The initial conversion price is subject to adjustment on September 20, 2001, the six-month anniversary of the initial issuance, provided that in no event shall the adjusted conversion price be less than $0.8176 per share at the end of such six month period. In addition, the conversion price is subject to adjustment in the event that we issue securities at a price below the conversion price, with certain exceptions. The Company has the right to redeem the Series E preferred stock after March 20, 2003 in cash or

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. SPECIAL CHARGES (CONTINUED)
common stock of the Company. If the shares of Series E preferred stock are redeemed for shares of common stock, the conversion price will be the lesser of the initial conversion price, the six-month adjustment price or the then fair market value of the common stock (determined pursuant to a formula). In no event, however, will we be required to issue in excess of 9,369,113 shares of common stock (subject to adjustment for stock splits, stock dividends or similar adjustments to capitalization) upon conversion of the Series E preferred stock and exercise of the related warrants. As a result, the Series E preferred stock may be converted and the common stock purchase warrants may be exercised at a price per share that may be less than the then current market price of our common stock, which may cause substantial dilution to our existing common stockholders.

    The shares of Series E preferred stock bear dividends at an annual rate of 6.0% of the price per share, payable semi-annually, through the issuance of shares of our common stock or, at our option, in cash. Holders of Series E preferred stock have the right, after March 20, 2003, to require us to redeem the Series E preferred stock for cash or shares of our common stock, at our option. Also, in the event of a "change in control" as defined in the terms of the Series E preferred stock, if the Series E preferred stock is not converted into shares of common stock by the holder, we are required to redeem the Series E preferred stock for cash, at a redemption price equal to 115% of the Series E preferred stock liquidation price. We are required to register, and now have registered, the shares of common stock issuable upon conversion and upon exercise of the warrants under the Securities Act of 1933 for public resale. On April 26, 2001, we filed a Registration Statement of Form S-3 with the Securities and Exchange Commission relating to the resale of these securities. On August 3, 2001, the Securities and Exchange Commission declared the Registration Statement effective.

4. SALE OF FOLIO TECHNOLOGY TO NEXTPAGE, INC.

    On March 23, 2001, we entered into an Asset Purchase Agreement with NextPage, Inc., pursuant to which we sold certain technology (the Folio technology) to NextPage for $6,667 in cash. Our Board of Directors determined that the purchase price represented fair and reasonable consideration for these assets. We recorded a one-time gain of $4,460 in the first quarter of 2001 in connection with the sale, which represented the $6,667 purchase price, less $2,207 of intangible assets which existed at the date of the sale.

5. LINE OF CREDIT

    In February 2001, we entered into a secured credit facility arrangement with Silicon Valley Bank. This facility provided up to $12,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to between 60% and 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined in the facility, and bear interest at the prime lending rate plus 2%. The line was collateralized by all assets, other than intellectual property. We were required to comply with certain financial covenants under this agreement, including a requirement that we (i) raise, on or before March 15, 2001, additional capital of at least $10,000 through the sale of subordinated debt, equity securities, non-core assets, certain stock interests and/or the proceeds of lawsuit settlements and (ii) maintain a minimum tangible net worth in an amount equal to (a) a base amount, ranging from $10,000 to $20,000 from the date of the agreement to December 31, 2001, and fixed at $18,000 on or after December 31, 2001, plus (b) 85% of all consideration received after the

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. LINE OF CREDIT (CONTINUED)
date of the agreement from any sale of our equity securities and/or subordinated debt, excluding amounts received in connection with the additional capital requirement described above. Other restrictive covenants under this agreement include restrictions on (i) our use of proceeds and (ii) our ability to sell the company, make loans, declare dividends, increase compensation payments, subordinate debt and encumber collateral. Effective March 30, 2001, we entered into an amedment to the secured credit facility which, among other things, extended the date by which we were required to raise the $10,000 of additional capital discussed above from March 15, 2001 to March 31, 2001 and reduced the minimum tangible net worth we are required to maintain to an amount equal to
(a) a base amount, ranging from $5,500 to $15,000 from the date of the agreement to December 31, 2001, and fixed at $8,500 on or after December 31, 2001, plus
(b) 85% of all consideration received after the date of the original loan agreement from any sale of our equity securities and/or subordinated debt, excluding amounts received in connection with the additional capital requirement described above. In addition, the amendment provided for a security interest in our intellectual property. There were no borrowings under this line of credit at June 30, 2001.

    At June 29, 2001, we entered into an accounts receivable purchase agreement with Silicon Valley Bank, which provided up to $3,200 in financing in the form of a line of credit. Borrowings under this line were limited to 80% of certain accounts receivables, as defined, and bear interest at the rate of 1.75% per month. Our borrowing under this facility was $3,200 at June 30, 2001.

6. RESTRUCTURING CHARGES

    (a)  Restructuring Charges

    (i) In April 2001, we implemented a restructuring plan to reduce expenses by streamlining our workforce and realigning resources across business segments to support the customer base of each segment. We terminated 57 employees and 40 contractors across the following functions: services (40), research and development (14), marketing (6), general and administrative (18) and sales
(19) resulting in a restructuring severance cost of approximately $532. Of the $532 cost, we paid approximately $396 during the second quarter of 2001 and we expect to pay the balance of $136 by December 31, 2001.

                    RESTRUCTURING COSTS                        AMOUNT
                    -------------------                       --------
Employee severance, benefits and related costs..............    $532
                                                                ----
Cash paid during the second quarter of 2001.................     396
                                                                ----
Accrued restructuring at June 30, 2001......................    $136
                                                                ----

    (ii) In the fourth quarter of 2000, we implemented a restructuring plan to reduce expenses and align investments with new strategies designed for future profitability and long-term revenue growth. The major component of the restructuring charge related to the termination of approximately 92 employees and 90 outside consultants across the following functions: services (99), research and development (49), marketing (10), general and administrative
(13) and sales (11). Other components of the restructuring charge included the write-off of goodwill related to the ICentral acquisition, resulting from our decision to divest our ShopSite product line, the accrual of a software contract commitment that resulted from a change in product strategy and accrual of office lease impairment costs due to the reduction in workforce. The total cash impact of the restructuring amounted to approximately $3,693.

                               OPEN MARKET, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. RESTRUCTURING CHARGES (CONTINUED)
We paid approximately $836 in 2000 and $1,781 in the first six months of 2001. During the second quarter we reversed approximately $532 of charges due to an error in the calculation of certain severance costs. The remaining liability of approximately $544 is expected to be paid by October 31, 2001. Following are the significant components of the restructuring charge:

                    RESTRUCTURING COSTS                        AMOUNT
------------------------------------------------------------  --------
Employee severance, benefits and related costs..............   $2,894
ICentral goodwill write off.................................    3,255
Office lease................................................      299
Termination costs of certain contractual arrangements.......      500
                                                               ------
Total.......................................................   $6,948
                                                               ======

    The following is a roll forward of the restructuring accrued for in the fourth quarter of 2000:

Accrued restructuring December 31, 2000.....................   $2,857
Cash paid during the first six months.......................    1,781
Reversal of severance costs not payable.....................      532
                                                               ------
Accrued restructuring June 30, 2001.........................   $  544
                                                               ======

7. CONTINGENCIES

CLASS ACTION SUIT

    Six putative class action suits were filed between June 14, 2000 and August 10, 2000, against us and certain of our officers and directors in the United States District Court for the District of Massachusetts. These actions, each filed on behalf of an alleged class of our shareholders who purchased their common stock between November 8, 1999 and April 18, 2000, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In particular, they allege, among other things, that during the putative class period, the defendants sought to mislead the investing public by overstating Open Market's prospects and the quality of its products. The plaintiffs are seeking monetary damages and other appropriate relief. On January 25, 2001, the court entered an order consolidating these actions into one action. This consolidated case is entitled IN RE OPEN MARKET SECURITIES LITIGATION, C.A. No. 00-CV-11162. On April 13, 2001, the plaintiffs filed a consolidated class action complaint. The Company and the other defendants believe they have meritorious defenses against this suit and intend to vigorously defend this suit. On May 29, 2001, they filed a motion seeking dismissal of all counts of the consolidated complaint. On August 3, 2001, the plaintiffs filed a motion in opposition to the defendants motion to dismiss.

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

    We build our software based on two core beliefs. First, information, or content, is a strategic asset, and world-class organizations strive to excel at managing crucial information. For these organizations, the Internet provides new information management challenges and opportunities. Second, web applications managing this crucial information must be reliable, scalable, flexible and open. This puts new requirements on how eBusiness application software needs to be developed and delivered.

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

    We execute separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional service arrangement. These contracts may be an element in a multiple element arrangement. Revenues under multiple element arrangements, which may include several different software products or services sold together, are allocated to each element based on the residual method in accordance with the Statement of Position 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS. Although the Company generally does not provide its customers with contractual rights of return, it has issued credits for returns and allowances to its customers in the past, and as a result, the Company provides for estimated returns and allowances on products and services in accordance with SFAS No. 48, REVENUE RECOGNITION.

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

    Our service revenues are derived from a wide variety of contracted services for technical support, consulting and training related to our products. We charge fees for maintenance and support based on a percentage, generally 16% to 22%, of the corresponding contract price, depending on the level of support, and recognize these fees ratably over the life of the maintenance and support contract. Our maintenance agreements provide for unspecified product upgrades and enhancements and technical support in the form of telephone or on-site assistance. These agreements are renewable at the election of the customer. Accordingly, our maintenance and technical support revenues are typically a function of new product licenses and the annual renewal of maintenance agreements. We also generate revenues from professional services, which include implementation and technical consulting, and from education services, including on-site and online training services. We recognize revenues from professional and education services as such services are performed.

    We report our revenues according to three operating segments: Content-driven eBusiness solutions, Transact/ShopSite and other revenue. Our Content-driven eBusiness solutions revenues include license fees and service revenues from our Content Server family of integrated products. Our Transact/ShopSite revenues include license fees and service revenues from our Transact and ShopSite products. On June 29, 2001, we sold the ShopSite product line, therefore we will not receive any future revenues related to the ShopSite product line. The other revenues relate primarily to the royalties received from NextPage, as well as patent licensing revenue.

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

    Our customer base is diversified, with no single customer representing greater than 10% of our total revenues for periods ended June 30, 2001 and 2000.

RESULTS OF OPERATIONS

REVENUES

                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                  JUNE 30,                              JUNE 30,
                             -------------------   % CHANGE FROM   -------------------   % CHANGE FROM
                               2001       2000      PRIOR YEAR       2001       2000      PRIOR YEAR
                             --------   --------   -------------   --------   --------   -------------
Content-driven eBusiness
  solutions product
  revenue..................    8,961    $12,108          (26)%     $17,123    $20,853         (18)%
Transact/ShopSite product
  revenue..................    3,880     13,094          (70)%       7,057     27,835         (75)%
Other product revenue......       --      1,315         (100)%       1,675      2,652         (37)%
                             -------    -------         ----       -------    -------         ---
Total product revenue......  $12,841    $26,517          (52)%     $25,855    $51,340         (50)%
                             =======    =======         ====       =======    =======         ===

    For the three months ended June 30, 2001, total revenues decreased by $13,676, or 52%, with product and services revenues decreasing by $8,221 and $5,455, respectively, from the comparable prior year period. For the six months ended June 30, 2001, total revenues decreased by $25,485, or 50%, with product and services revenues decreasing by $17,276 and $8,209, respectively, from the comparable prior year period.

PRODUCT REVENUES

                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                  JUNE 30,                              JUNE 30,
                             -------------------   % CHANGE FROM   -------------------   % CHANGE FROM
                               2001       2000      PRIOR YEAR       2001       2000      PRIOR YEAR
                             --------   --------   -------------   --------   --------   -------------
Content-driven eBusiness
  solutions product
  revenue..................   $6,148    $ 8,714          (29)%     $10,727    $16,368         (34)%
Transact/ShopSite product
  revenue..................    1,350      5,837          (77)%       1,403     12,398         (89)%
Other product revenue......       --      1,168         (100)%       1,667      2,307         (28)%
                              ------    -------         ----       -------    -------         ---
Total product revenue......   $7,498    $15,719          (52)%     $13,797    $31,073         (56)%
                              ======    =======         ====       =======    =======         ===

    For the three months ended June 30, 2001, total product revenues decreased $8,221, or 52%, from the same period of the prior year. Content-driven eBusiness solutions product revenues for the three months ended June 30, 2001, decreased $2,566, or 29%, principally due to a decline in North America IT spending as a result of economic uncertainty. For the three months ended June 30, 2001, Transact/ShopSite product revenue declined $4,487, or 77%, from the same period of the prior year. The decline resulted principally from reduced market demand for our heritage commerce products. Other product revenue decline $1,168 or 100% for the three months ended June 30, 2001, resulting from the sale of the Folio technology to NextPage in the first quarter of 2001 thereby ending the quarterly royalty revenue of $1,167 from the NextPage master distribution agreement for the Folio software products.

    For the six months ended June 30, 2001, total product revenues decreased $17,276, or 56%, from the same period of the prior year. Content-driven eBusiness solutions product revenues for the six months ended June 30, 2001, decreased $5,641, or 34%. Although the number of transactions remained flat year over year, the average transaction size declined primarily due to the reduced IT spending experienced during the period. For the six months ended June 30, 2001, Transact/ShopSite product revenue declined $10,995, or 89%, from the same period of the prior year. As stated above, the decline was primarily a result of reduced market demand for our heritage commerce products. Other product revenue declined $640 or 28% for the six months ended June 30, 2001. The decline resulted from the sale of the Folio technology to NextPage in the first quarter of 2001, ending the quarterly royalty revenue of $1,167 from the NextPage master distribution agreement for the Folio software products.

    Product revenues accounted for approximately 58% and 53% of total revenues for the three and six months ended June 30, 2001, respectively, compared to 59% and 61% for the three and six months ended June 30, 2000, respectively. We expect that product revenues will continue to account for the majority of total revenues for the foreseeable future.

SERVICE REVENUES

                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                  JUNE 30,                              JUNE 30,
                             -------------------   % CHANGE FROM   -------------------   % CHANGE FROM
                               2001       2000      PRIOR YEAR       2001       2000      PRIOR YEAR
                             --------   --------   -------------   --------   --------   -------------
Content-driven eBusiness
  solutions service
  revenue..................   $2,813    $ 3,394          (17)%     $ 6,396    $ 4,485          43%
Transact/ShopSite service
  revenue..................    2,530      7,257          (65)%       5,654     15,437         (63)%
Other service revenue......       --        147         (100)%           8        345         (98)%
                              ------    -------         ----       -------    -------         ---
Total service revenue......   $5,343    $10,798          (51)%     $12,058    $20,267         (41)%
                              ======    =======         ====       =======    =======         ===

    For the three and six months ended June 30, 2001, total service revenues decreased $5,455, or 51%, and $8,209, or 41%, respectively, as compared to the same periods of the prior year. Content-driven eBusiness solutions service revenue decreased $581, or 17%, and increased $1,911, or 43%, for the three and six months ended June 30, 2001, respectively, from the comparable prior year periods. The decrease of $581 for the three months ended June 30, 2001 was due to a shift in our professional services, which are increasingly being performed by our partners. This was offset by an increase in maintenance and support revenues. The increase of $1,911 for the six months ended June 30, 2001 was a result of an increase primarily in maintenance and support revenue for our Content-driven eBusiness solutions which offset the decrease in professional services for the six months. Transact/ShopSite service revenues decreased $4,727, or 65%, and $9,783, or 63%, for the three and six months ended June 30, 2001, respectively, from the comparable prior year periods. This decline was due primarily to a shift in our model as professional services for our customers are increasingly performed by our partners. Also, maintenance and support revenues decreased as a result of lower product sales for our Transact products. Other service revenues for the three and six months ended June 30, 2001, declined $147, or 100%, and $337, or 98%, respectively from the comparable prior year periods. The decline in other service revenue was due to the elimination of service revenue related to the Folio publishing segment. In March 2001, we sold the Folio product line to NextPage and therefore we do not expect to derive any future Folio service revenues.

    Service revenues accounted for 42% and 47% of total revenues for the three and six months ended June 30, 2001, respectively, and 41% and 39% for the three and six months ended June 30, 2000, respectively.

COST OF PRODUCT REVENUES

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Cost of Content-driven eBusiness application product
  revenues............................................    $532      $  974     $  940     $2,006
Cost of Transact/ShopSite product revenues............      13       1,220        203      2,564
Cost of other product revenues........................      --         117         --        116
Total cost of product revenues........................    $545      $2,311     $1,143     $4,686
Percentage of total product revenues..................       7%         15%         8%        15%
Product gross margin..................................      93%         85%        92%        85%

    For the three and six months ended June 30, 2001, total cost of product revenues decreased $1,766 and $3,543, respectively, from the comparable prior year periods, primarily as a result of the decrease in licensing product revenues. In addition, during the three and six months ended June 30, 2001 we sold fewer third party software products, which resulted in a decrease in the cost of product revenue and an increase in product gross margin when compared to the same periods of the prior year.

COST OF SERVICE REVENUES

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Cost of Content-driven eBusiness application service
  revenues............................................   $2,109     $2,820    $ 5,463    $ 4,475
Cost of Transact/ShopSite service revenues............    1,896      6,030      4,820     11,932
Cost of other service revenues........................       --        122          7        280
Total cost of service revenues........................   $4,005     $8,972    $10,290    $16,687
Percentage of total service revenues..................       75%        83%        85%        82%
Service gross margin..................................       25%        17%        15%        18%

    For the three months ended June 30, 2001, cost of service revenues decreased $4,967 primarily as a result of a decrease of $2,834 in outside consulting expenses as implementation services for our customers are increasingly performed by our partners. In addition, we realized decreases in employee related expenses of $1,569 as a result of the restructuring of operations in October 2000 and April 2001. The increase in service margin of approximately 8% for the three months ended June 30, 2001, as compared with June 30, 2000 also resulted from the lower costs associated with our professional services as these services for our customers are increasingly performed by our partners.

    For the six months ended June 30, 2001, cost of service revenues decreased $6,397 from the comparable prior year period, primarily as a result of a decrease of $4,867 in outside consulting expenses as implementation services for our customers are increasingly performed by our partners. The decrease in service margin of approximately 3% for the six months ended June 30, 2001 as compared with the six months ended June 30, 2000 was due primarily to a reduction in revenues for our professional services as these services for our customers are increasingly performed by our partners.

OPERATING EXPENSES

                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                  JUNE 30,                              JUNE 30,
                             -------------------   % CHANGE FROM   -------------------   % CHANGE FROM
                               2001       2000      PRIOR YEAR       2001       2000      PRIOR YEAR
                             --------   --------   -------------   --------   --------   -------------
Selling and marketing......  $ 8,636    $12,632          (32)%     $19,380    $23,109         (16)%
Research and development...    3,913      6,422          (39)%       9,062     12,458         (27)%
General and
  administrative...........    1,953      1,809            8%        4,009      4,129          (3)%
Bad debt expense...........       54       1148          (95)%         698      1,199         (42)%
Amortization of
  intangibles..............       --        766         (100)%         450      1,531         (71)%
                             -------    -------         ----       -------    -------         ---
Total operating expenses...  $14,556    $22,777          (36)%     $33,599    $42,426         (21)%
                             =======    =======         ====       =======    =======         ===

SELLING AND MARKETING

    Selling and marketing expenses consist primarily of the cost of sales and marketing personnel and outside marketing consultants, as well as the costs associated with marketing programs, industry tradeshows, sales seminars, advertising, and product literature.

    For the three months ended June 30, 2001, selling and marketing expenses decreased $3,996, or 32%, from the comparable prior year period. The decrease was primarily due to decreases in employee-related expenses, recruiting fees, and marketing and promotional efforts. For the three months ended June 30, 2001, we realized decreases of $1,570 in employee related expenses over the same period last year, which included a decrease of $903 for commission expenses related to the decrease in revenues. Also, for the three months ended June 30, 2001, recruiting fees decreased $522, marketing programs, advertising and tradeshows decreased $1,250 and travel expenses decreased $683 from the comparable prior year period as a result of a lower demand for hiring needs and cost conservation efforts as we realigned our expenses with our revenue.

    For the six months ended June 30, 2001, selling and marketing expenses decreased $3,729, or 16%, from the comparable prior year period. Similarly, for the six months ended June 30, 2001, we realized a decrease of $1,648 in employee related expenses, which included a decrease of $1,463 for commission expenses. We also realized similar reductions in recruiting fees of $688, in marketing programs, advertising and tradeshows of $780 and in travel expenses of $848.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of the cost of research and development personnel and independent contractors, certain licensed technology and equipment and facilities costs related to such activities.

    For the three and six months ended June 30, 2001, research and development expenses decreased $2,509, or 39%, and $3,396, or 27%, respectively, as compared to the same periods of the prior year. For the three months ended June 30, 2001, the decrease in headcount due to corporate restructuring in October, 2000 and April 2001 resulted in decreases in employee related expenses of $1,342, recruiting expense of $188 and consulting expense of $491. For the six months ended June 30, 2001, we realized similar cost savings in employee related expenses of $1,721, recruiting expense of $112 and consulting expense of $819.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of the cost of finance, management and administrative personnel and legal and other professional fees.

    For the three and six months ended June 30, 2001, general and administrative expenses increased $144 or 8% and decreased $120 or 3%, respectively as compared to the same prior year periods. The increase for the three months was due mainly to higher legal expense when compared to the three months ended June 30, 2000.

ALLOWANCE FOR BAD DEBT

    For the three and six months ended June 30, 2001, bad debt decreased $1,094 or 95% and $501 or 42% as compared to the same period of the prior year. Given current collection experience and other factors affecting the determination of required receivable reserves, we recorded an expense of $54 and $698 for the three and six months ended June 30, 2001, respectively.

AMORTIZATION OF INTANGIBLES

    For the three and six months ended June 30, 2001, amortization of intangibles decreased $766 or 100% and $1,081 or 71% as compared to the same period of the prior year. The decrease was primarily due to fully amortized assets of the ICentral acquisition at the end of fiscal 2000 and the write-off of goodwill related to the Folio acquisition as result of the sale of the Folio technology to NextPage in March 2001.

NON-OPERATING INCOME (EXPENSE)

    During the six months ended June 30, 2001, we recorded a gain on the sale of assets of $4,710 as a net result of the sale of our Folio product line to NextPage and the sale of a certain patent right for $250. On March 23, 2001, we entered into an Asset Purchase Agreement with NextPage, Inc. pursuant to which we sold certain technology, which we refer to as the Folio technology, to NextPage for a total purchase price of $6,667 in cash. We recorded a one-time gain of $4,460 in the first quarter of 2001 in connection with the sale, which represents the $6,667 consideration, less $2,207 of intangible assets, which existed at the date of the sale.

    During the three and six months ended June 30, 2001, we recorded a gain on investment of $504 from the sale of 23,140 shares of Cisco Systems common stock at $21.76 on June 7, 2001. These shares were originally held in escrow upon the conversion of shares from Sightpath to Cisco Systems. During the three and six months ended June 30, 2000, we recorded a gain on investment of $12,321 and an unrealized gain of $625 on the conversion of 291,667 shares of SightPath preferred stock (formerly known as Clearview Technologies) to 208,259 shares of Cisco Systems common stock on May 16, 2000.

    Interest income represents interest earned on cash, cash equivalents and marketable securities. For the three and six months ended June 30, 2001, interest income decreased $245 and $457, respectively, when compared to the comparable prior year periods. The decrease was due to a decline in cash equivalents and marketable securities.

    Interest expense relates to the interest charged on our lines of credit and long-term obligations. For the three and six months ended June 30, 2001, interest expense decreased $32 and increased $188, respectively, as compared to the prior year periods. The decrease for the three months ended June 30, 2001 was due primarily to lower outstanding balances on the lines of credit. The increase for the six months ended June 30, 2001 was attributed to fees of $295 related to the renewal of the lines of credit.

    Other income/expense primarily represents foreign currency translation gains and losses.

PROVISION FOR INCOME TAXES

    We recorded a decrease in our provision for income taxes of $146 and $83 for the three and six months ended June 30, 2001, respectively. Generally, this provision relates to the amount of estimated taxes due in foreign jurisdictions for our foreign operations and certain withholding taxes. We incurred losses for U.S. tax purposes for all periods to date and, accordingly, there has been no provision for U.S. income taxes. We believe that the provision for income taxes will fluctuate in the future and will be dependent upon the geographical locations of future sales and the associated withholding taxes in those countries. The provision for income taxes will also fluctuate when we become eligible for corporate income taxation in the United States.

LIQUIDITY AND CAPITAL RESOURCES

    Our operating activities used cash and cash equivalents of $18,568 and $12,638 for the six months ended June 30, 2001 and 2000, respectively, to fund our operations. For the six months ended June 30, 2001, our net loss increased to $14,702 from $56 in the comparable prior year period. The increase in our net loss was due primarily to the net gain of $12,071 on our investment in SightPath, Inc. preferred stock in June 2000. Excluding this net gain from investment, net loss for the six months ended June 30, 2000 was $12,127. The increase in cash used in operating activities for the six months ended June 30, 2001 was due to decreases in accrued expenses of $7,175 and in deferred revenues of $4,308 as well as the gain on the sale of Folio technology of $4,460 which was offset by a reduction in accounts receivable of $10,782.

    Our investing activities provided cash and cash equivalents of $7,383 and $5,040 for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, the primary source of cash from investing activities during these periods was $7,704, resulting from the sale of marketable securities. In the comparable prior year period, the primary source of cash from investing activities was $6,376 related to the sale of marketable securities, which was partially offset by purchases of property and equipment of $1,627.

    Our financing activities used cash and cash equivalents of $2,776 and provided cash and cash equivalents of $6,347 for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, cash and cash equivalents used in financing activities consisted of $14,207, representing payments made under our lines of credit. This was offset by the proceeds from the issuance of redeemable convertible preferred stock of $4,198 and proceeds from the sale of Folio technology to NextPage of $6,667. For the six months ended June 30, 2000, the primary source of cash from financing activities was $7,432, resulting from the sale of common stock under our stock option and stock purchase plans. This was partially offset by payments made on our line of credit of $1,010.

    In February 2001, we entered into a secured credit facility arrangement with Silicon Valley Bank. This facility provided up to $12,000 in financing in the form of a demand line of credit. Borrowings under this line are limited to between 60% and 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, as defined in the facility, and bear interest at the prime lending rate plus 2%. The line was collateralized by all assets, other than intellectual property. We were required to comply with certain financial covenants under this agreement, including a requirement that we (i) raise, on or before March 15, 2001, additional capital of at least $10,000 through the sale of subordinated debt, equity securities, non-core assets, certain stock interests and/or the proceeds of lawsuit settlements and (ii) maintain a minimum tangible net worth in an amount equal to (a) a base amount, ranging from $10,000 to $20,000 from the date of the agreement to December 31, 2001, and fixed at $18,000 on or after December 31, 2001, plus (b) 85% of all consideration received after the date of the agreement from any sale of our equity securities and/or subordinated debt, excluding amounts received in connection with the additional capital requirement described above. Other restrictive covenants under this agreement include restrictions on (i) our use of proceeds and
(ii) our ability to sell the company, make loans, declare dividends, increase compensation payments, subordinate debt and encumber collateral. Effective
March 30, 2001, we entered into an amendment to the secured credit facility which, among other things, extended the date by which we were required to raise the $10,000 of additional capital discussed above from March 15, 2001 to March 31, 2001 and reduced the minimum tangible net worth we are required to maintain to an amount equal to (a) a base amount, ranging from $5,500 to $15,000 from the date of the agreement to December 31, 2001, and fixed at $8,500 on or after December 31, 2001, plus (b) 85% of all consideration received after the date of the original loan agreement from any sale of our equity securities and/or subordinated debt, excluding amounts received in connection with the additional capital requirement described above. In addition, the amendment provided for a security interest in our intellectual property. There were no borrowings under this line of credit at June 30, 2001.

    At June 29, 2001, we entered into an accounts receivable purchase agreement with Silicon Valley Bank, which provided up to $3,200 in financing in the form of a line of credit. Borrowings under this line were limited to 80% of certain accounts receivables, as defined, and bear interest at the rate of 1.75% per month. Our borrowing under this facility was $3,200 at June 30, 2001.

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

    In May 2001, we entered into an agreement with Theddingworth International Limited to provide us with up to $40 million in private equity funding. Our ability to access these funds is subject to certain conditions, including filing a registration statement with the Securities and Exchange

Commission relating to the registration of the sale of these shares to Theddingworth and having the registration statement declared effective by the Securities and Exchange Commission, neither of which condition has been met as of August 14, 2001. In addition, amounts available are limited by the trading volume of our common stock and continued trading of our common stock on the Nasdaq National Market, American Stock Exchange or the Nasdaq Small Cap Market. In June 2001, we entered into a new accounts receivable purchase agreement with Silicon Valley Bank and borrowed $3.2 million under that agreement. Based on our current revised operating plan, projected revenues and expenditures, and the belief we can generate additional cash via asset sales and debt or equity financings (including under our agreement with Theddingworth), we believe that sufficient capacity is or will become available to fund our operations, debt service and capital expenditures through December 31, 2001. There can be no assurance, however, that our actual needs for capital will not exceed available funds or that we can timely access funds under our private equity financing agreement with Theddingworth, or at all. Also, we are currently unable to access funds under a pre-existing $12 million credit facility with Silicon Valley Bank because we are currently not in compliance with certain covenants under that facility. Further, we expect we will need to raise additional funds in order to operate beyond December 31, 2001. We are currently exploring various alternatives with respect to our business, including strategic business combinations, dispositions of assets, and significant financings. There can be no assurance that we will be successful in identifying or completing any such transactions, or that any such transactions or financings can be completed on favorable terms or at all. Any such financing transaction could result in substantial dilution to our existing stockholders. If we are unable to successfully complete a strategic business combination or are unable to obtain significant additional funding, we will be required to significantly curtail or modify our operations.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND THESE LOSSES MAY CONTINUE IN THE FUTURE WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

    We have experienced operating losses in each quarterly and annual period since our inception and these operating losses may continue in the future. We incurred net losses of $37.0 million for the year ended December 31, 1998, $19.8 million for the year ended December 31, 1999, and $37.8 million for the year ended December 31, 2000. As of June 30, 2001, our accumulated deficit was $217.4 million. We expect to continue to make investments to broaden the range of our product offerings. These efforts will require capital expenditures, a substantial portion of which we will make long before any corresponding revenue may be realized. We may never achieve profitability, and if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

IF OUR FINANCIAL PERFORMANCE DOES NOT IMPROVE AS A RESULT OF RECENT RESTRUCTURINGS, WE MAY NOT REALIZE EXPECTED BENEFITS FROM OUR COST SAVINGS MEASURES.

    In October 2000 and April 2001, we restructured our operations to reduce expenses by streamlining our workforce and realigning resources across business segments to appropriately support each segment's customer base. In
October 2000, we terminated 92 employees and 90 outside consultants, and in April 2001, we terminated an additional 57 employees and 40 contractors. In addition, we transitioned our professional services organization to focus on higher-margin design assurance services for partners. The implementation of these restructurings has required significant time commitments for our senior management. We may experience a decline in product and services revenues and a loss of customers as a result of decreasing our headcount and changing the mix of products and services to which we devote our development and marketing efforts without realizing any benefits. We cannot provide assurance that our financial performance will improve as a result of these cost-saving measures.

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

    We currently derive a significant portion of our revenue from the sale of our products outside the United States. In the quarter ended June 30, 2001, we derived approximately 65% of our total revenues from sales outside North America. We are increasingly subject to a number of challenges which specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

WE ARE PARTY TO SECURITIES CLASS ACTION LITIGATION WHICH MAY BE COSTLY TO DEFEND AND THE OUTCOME OF WHICH IS UNCERTAIN AND MAY HARM OUR BUSINESS.

    We and several of our former and present officers and directors are named as defendants in several class action complaints which have been filed on behalf of certain of our stockholders who purchased securities between November 8, 1999 and April 18, 2000. These complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under this Act. In particular, they allege, among other things, that during the putative class period, the defendants sought to mislead the investing public by overstating Open Market's prospects and the quality of its products. The plaintiffs are seeking monetary damages and other appropriate relief. On
January 25, 2001, the court entered an order consolidating these actions into one action. On April 13, 2001, the plaintiffs filed a consolidated class action complaint. On May 29, 2001, we and the other defendants filed a motion seeking dismissal of all counts of the consolidated complaint. On August 3, 2001, the plaintiffs filed a motion in opposition to the defendant's motion to dismiss.

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

OUR STOCKHOLDERS MAY EXPERIENCE FURTHER DILUTION AND THE PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF OUR SERIES E PREFERRED STOCK FINANCING.

    In March 2001 we sold 5,000 shares of our Series E preferred stock for $5.0 million, together with warrants to purchase 917,297 shares of our common stock at an exercise price of $1.9078 per share, subject to certain adjustments, to a fund managed by the Palladin Group. The warrants terminate on March 20, 2006.

    The Series E preferred stock is convertible at the option of the holder into shares of our common stock at an initial conversion price of $1.5262 per share, subject to adjustment,

    - on September 20, 2001, the six-month anniversary of the initial issuance, provided that in no event shall the adjusted conversion price be less than $0.8176 per share; and

    - under some circumstances in the event of redemption of the Series E preferred stock by Open Market on March 20, 2003.

    In no event will any such adjustment result in an increase of the conversion price. In addition, the conversion price is subject to adjustment in the event that we issue securities below the conversion price, with certain exceptions.

    The shares of Series E preferred stock bear dividends at an annual rate of 6.0% of the liquidation price, payable semi-annually, through the issuance of shares of our common stock or, at our option, in cash. Holders of Series E preferred stock have the right, after March 20, 2003, to require us to redeem the Series E preferred stock for cash or shares of our common stock, at our option. Also, in the event of a "change in control" as defined in the terms of the Series E preferred stock, if the Series E preferred stock is not converted into shares of common stock by the holder, we are required to redeem the Series E preferred stock for cash, at a redemption equal to 115% of the Series E preferred stock liquidation price. The Company has the right to redeem the Series E preferred stock after March 20, 2003 in cash or common stock. If the shares of Series E preferred stock are redeemed for shares of common stock, the conversion price will be the lesser of the initial conversion price, the six-month adjustment price or the then fair market value of the common stock (determined pursuant to a formula). As a result, the Series E preferred stock may be converted and the common stock purchase warrants may be exercised at a price per share that may be less than the then current market price of our common stock, which may cause substantial dilution to our existing common stockholders. In no event, however, shall we be required to issue, upon the conversion of the Series E preferred stock and the exercise of the warrants, in excess of 9,369,113 shares of common stock (subject to adjustment for stock splits, stock dividends and similar adjustments in capitalization) which represents 19.99% of our outstanding common stock as of March 20, 2001.

    We are required to register, and now have registered, the shares of common stock issuable upon conversion and upon exercise of the warrants under the Securities Act of 1933 for public resale. On April 26, 2001, we filed a Registration Statement of Form S-3 with the Securities and Exchange Commission relating to the resale of these securities. On August 3, 2001, the Securities and Exchange Commission declared the Registration Statement effective. Any sale of shares of common stock upon conversion of the Series E preferred stock and exercise of the warrants into the public market could cause a decline in the trading price of our common stock.

OUR STOCKHOLDERS MAY EXPERIENCE FURTHER DILUTION AND THE PRICE OF OUR COMMON STOCK MAY DECLINE IF WE SELL SHARES OF OUR COMMON STOCK UNDER OUR EQUITY LINE.

    On May 25, 2001, we entered into an agreement with Theddingworth International Limited to provide Open Market with up to $40 million in private equity funding. Pursuant to this agreement, we have the right, but not the obligation, to raise up to $40 million through the issuance and sale of our common stock to the investor pursuant to a series of draw downs over a period of 24 months. The draw downs are subject to the satisfaction of a number of conditions, including the filing and effectiveness of a registration statement with the Securities and Exchange Commission covering the resale of the shares purchased under the agreement. Pricing for the shares issuable under the agreement is based on the weighted average price of our common stock over a period of time prescribed in the agreement. We will use the funds received from sales of the common stock under the agreement for working capital and other general corporate purposes. We cannot request a draw down which would result in the issuance of an aggregate number of shares of common stock pursuant to the agreement which exceeds 19.9% of the total number of shares of our common stock outstanding on May 25, 2001 without obtaining stockholder approval of such excess issuance.

    In connection with the agreement, we issued to Theddingworth a warrant to purchase up to 350,000 shares of our common stock at an exercise price of $1.91 per share, subject to certain adjustments in the case of a stock split, stock dividend or other similar transaction. The warrant terminates on May 25, 2006.

    The resale by Theddingworth of the common stock that it purchases from us will increase the number of publicly traded shares, which could depress the market price of our common stock. Moreover, as all the shares we sell to Theddingworth will be available for immediate resale, the mere prospect of our sales to it could depress the market price for our common stock. The shares of our common stock issuable to Theddingworth under the equity line facility will be sold at a 10% discount to the volume-weighted average daily price of our common stock during the applicable drawdown period and the proceeds paid to us upon each drawdown will be net of an escrow agent fee of $1,000. If we were to require Theddingworth to purchase our common stock at a time when our stock price is low, our existing common stockholders will experience substantial dilution. The issuance of shares to Theddingworth will therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock.

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

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Six putative class action suits were filed between June 14, 2000 and August 10, 2000, against us and certain of our officers and directors in the United States District Court for the District of Massachusetts. These actions, each filed on behalf of an alleged class of our shareholders who purchased our common stock between November 18, 1999 and April 18, 2000, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act. In particular, they allege, among other things, that during the putative class period, the defendants sought to mislead the investing public by overstating Open Market's prospects and the quality of its products. The plaintiffs are seeking monetary damages and other appropriate relief. On January 25, 2001, the court entered an order consolidating these actions into one action. This consolidated case is entitled IN RE OPEN MARKET SECURITIES LITIGATION, C.A. No. 00-CV-11162. On April 13, 2001, the plaintiffs filed a consolidated class action complaint. The Company and the other defendants believe they have meritorious defenses against this suit and intend to vigorously defend this suit. On May 29, 2001, they filed a motion seeking dismissal of all counts of the consolidated complaint. On
August 3, 2001, the plaintiffs filed a motion in opposition to the defendants motion to dismiss.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In March 2001, we sold 5,000 shares of our Series E 6% cumulative convertible preferred stock and warrants to purchase 917,297 shares of our common stock at an exercise price of $1.9078 per share, subject to certain adjustments, for aggregate cash consideration of $5.0 million, to Halifax Fund, LP, a fund managed by the Palladin Group. The warrants are exercisable for a period of five years. The Company's total expenses in connection with the offering were $300, $200 of which was for brokers' commissions and $100 of which was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company's net proceeds from the offering were $4,700. The Company intended to use these proceeds for working capital. The Company invested, from time to time, the balance of such net proceeds primarily in investment grade interest bearing instruments. As of June 30, 2001, the Company had $9,267 of cash, cash equivalents, and available-for-sale investments and had used the proceeds of $4,700 during the second quarter of 2001 for working capital. The sale of these shares and warrants were exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D, promulgated thereunder, as there were less than 35 purchasers of these securities and the purchaser was an accredited investor as defined in Rule 501 of Regulation D.

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

    On May 25, 2001, we entered into an agreement with Theddingworth International Limited to provide Open Market with up to $40 million in private equity funding. Pursuant to this agreement, we have the right, but not the obligation, to raise up to $40 million through the issuance and sale of our common stock to the investor pursuant to a series of draw downs over a period of 24 months. The draw downs are subject to the satisfaction of a number of conditions, including the filing and effectiveness of a registration statement with the Securities and Exchange Commission covering the resale of the shares purchased under the agreement. Pricing for the shares issuable under the agreement is based on the weighted average price of our common stock over a period of time prescribed in the agreement. We will use the funds received from sales of the common stock under the agreement for working capital and other general corporate purposes. We cannot request a draw down which would result in the issuance of an aggregate number of shares of common stock pursuant to the agreement which exceeds 19.9% of the total number of shares of our common stock outstanding on May 25, 2001 without obtaining stockholder approval of such excess issuance.

    In connection with the agreement, we issued to Theddingworth a warrant to purchase up to 350,000 shares of our common stock at an exercise price of $1.91 per share, subject to certain adjustments in the case of a stock split, stock dividend or other similar transaction. The warrant terminates on May 25, 2006. The issuance of this warrant and the shares of common stock issuable upon exercise thereof is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders held on June 20, 2001, the following proposals were adopted by the vote specified below:

                   PROPOSAL                        FOR       AGAINST     ABSTAIN    BROKER NON-VOTES
----------------------------------------------  ----------   --------   ---------   ----------------
(1)  To elect three Class II Directors:
    Shikhar Ghosh.............................  34,175,088                986,008
    BC Krishna................................  34,404,306                756,790
    Patrick Scannell..........................  34,152,784              1,008,312
(2)  To approve the 2001 Employee Stock
     Purchase Plan............................  34,399,207   583,989      177,900
(3)  To ratify the selection by the Board of
     Directors of Arthur Andersen LLP as the
     Company's independent public accountants
     for the fiscal year ending December 31,
     2001.....................................  34,688,070   402,923       70,103

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

    See Exhibit Index attached hereto.

    (b)  REPORTS ON FORM 8-K

    (1) On March 23, 2001, Open Market and its wholly owned subsidiary, Folio Corporation, entered into an Asset Purchase Agreement with NextPage, Inc., pursuant to which we sold certain technology and related assets to NextPage for a total purchase price of $6.6 million in cash (which included a $1.1 million license fee payment from NextPage to us for the first quarter of 2001). The Current Report on Form 8-K reporting this event under Items 2 and 7 was filed with the Securities and Exchange Commission on April 9, 2001.

    (2) On May 25, 2001, Open Market, Inc. entered into an agreement with an institutional investor to provide the Company with up to $40,000,000 in private equity funding. In connection with the Equity Line, the Company issued to the institutional investor a warrant to purchase up to 350,000 shares of its common stock at an exercise price of $1.91 per share, subject to certain adjustments. The Current Report on Form 8-K reporting this event under Items 5 and 7 was filed with the Securities and Exchange Commission on June 4, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                       OPEN MARKET, INC.

Date: August 14, 2001                                  By:            /s/ HARLAND K. LAVIGNE
                                                            -----------------------------------------
                                                                        Harland K. LaVigne
                                                             CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                                             OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

Date: August 14, 2001                                  By:              /s/ EDWARD DURKIN
                                                            -----------------------------------------
                                                                          Edward Durkin
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)

Date: August 14, 2001                                  By:             /s/ ANNMARIE RUSSELL
                                                            -----------------------------------------
                                                                         Annmarie Russell
                                                                    VICE PRESIDENT OF FINANCE
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

EXHIBITS

10.1 Accounts Receivable Purchase Agreement, dated as of June 29, 2001, by and between the Registrant and Silicon Valley Bank.